Form 10-K
period 2008-12-31
Beta Music Group, Inc.
filed 2009-03-05
CIK 1452164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

_X_   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      FOR THE YEAR ENDED DECEMBER 31, 2008

___ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission File Number 333-156235
                             ----------

                             BETA MUSIC GROUP, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

               Florida                                         26-0582871
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation of organization)                         Identification No.)

   150 East Angeleno, Suite 1426, Burbank California             91502
   -------------------------------------------------            --------
   (Address of principal executive offices)                     Zip Code

                                 (818) 539-6507
                                 --------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [ ]            Accelerated filer         [ ]
      Non-accelerated filer   [ ]            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of the voting stock and non-voting common equity (based on the closing price on that date) held by non-affiliates of the registrant as of March 2, 2009 was approximately $7,962.

At March 2, 2009 the issuer had outstanding 10,189,710 shares of Common Stock, par value $.01 per share.

                                     PART I

FORWARD-LOOKING INFORMATION

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that its forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized. The Company's actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Beta Music Group Inc. ("BETA", the "Company" or the "Registrant") is a Florida corporation incorporated in the state of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 15, 2007 we changed our name to The Next Pop Star Inc. Our original business endeavor was to produce live entertainment competitions (in installments or episodes) to be taped and/or filmed for distribution by television and/or internet means. We were not successful and decided to refocus our operations. In conjunction with this change on October 23, 2008, we changed our name to Beta Music Group, Inc.

On August 21, 2008, the Company formed a wholly owned subsidiary, Famous Records Corp., ("Famous Records'). Famous Records is a Florida corporation.

The Registrant is currently a holding company. All of our operations are currently conducted through our subsidiary, Famous Records. Famous Records is a development stage company that is engaged in the business of "branding" recording artists.

PRODUCT LINE

Identifying Emerging Artists

Our objective is to establish contact with new artists who write their own songs ("singer-songwriters") and produce their own work. We will also independently search for new and existing singer-songwriters to market and produce and will take advantage of the increasing industry consolidation that will leave established artists without contracts. We will pursue these artists within established sales and fan bases. We may sign these artists to exclusive services agreements or license the artists' products for exploitation in domestic and foreign markets. A primary element of the Company with respect to signing new artists is based upon an exclusive agreement with the artist that encompasses a marketing approach of the whole persona, with revenues to the artist as well as the Company from multiple facets of the artists in the marketplace.

CORPORATE PROMOTIONAL PREMIUMS

We intend to produce corporate promotions. Instead of providing "disposable premiums" such as T-shirts and golf balls, we will provide music oriented promotions that fully reflect the brand's positioning and values.

COMPILATIONS IN CD AND DVD FORMAT (REGULAR AND REMIXED)

We intend to produce and sell music CD and DVD compilations of content derived from established labels with catalogues of popular songs. These would include Billboard, traditional music, holiday and compilations that can also include videos. These compilations will be different from more traditional music compilations because there will be bonus remix tracks by up and coming DJ/producers. The packaging will be high-quality art: energetic and powerful.

SOUNDTRACKS

We plan to produce and sell movie soundtracks and videogame soundtracks. In our integrated media marketing model, the soundtrack will be used to market the music contained in the soundtrack and the brands promoting the movie as well as the artist(s).

PUBLISHING

We plan to place musical compositions in media products such as video games, television and online commercials, other musical works (such as authorized sampling), films, home video, mobile phone ringtones, Internet and wireless streaming and downloads by marketing and promoting our music catalog to producers of these media in new and original ways.

DIGITAL AND PHYSICAL DISTRIBUTION

We will distribute our product through our own website which will have e-commerce capabilities and by agreement digitally through INgrooves. Ingrooves is an online and mobile distributor, marketing and licensing organization with numerous top retailers, including iTunes, Napster, Rhapsody, Amazon, Starbucks and many others, and other leading mobile communications carriers, plus Groove Mobile, Boost Mobile, Jamba/Jamster and others.

   o  INgrooves will facilitate download of artists' music.
   o  Distribution in the retail market
   o  Video Service Distribution ; and
   o  Video and Ring tone distribution

In consideration for the services to be provided by INgrooves, we will receive 75% - 85% of the revenues generated from these services. The term of the Agreement shall be for one (1) year (the "Initial Term"). The Initial Term shall automatically renew for successive one (1) year periods (the "Renewal Term"). After the Initial Term, either Party may terminate the Agreement upon thirty
(30) days written notice to the other.

We believe that this distribution method is a vehicle for new artists to gain exposure in the most cost effective manner.

COMPETITIVE BUSINESS CONDITIONS AND THE ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The industry in which our company operates is very competitive. Musical talent exists throughout the country. We have limited resources to conduct auditions. Even if we identify talented individuals, we face competition from large record labels with significantly greater financial resources, technical, promotional, marketing resources and greater name recognition. This will enable these competitors to attract new artists and most likely, compete more effectively on a cost basis. We believe our approach of marketing the entire persona will give us an advantage over others in the industry. Our Management believes that relationship building is key to the success of our business model. Our management team consists of professionals with years of experience in the entertainment and media industry including marketing, distribution, finance management, information technology, operations management, international business, and human resource management.

NUMBER OF FULL TIME EMPLOYEES

We currently have two part time employees, and no full time employees.

EMPLOYMENT AND DIRECTOR AGREEMENTS

In October 2008, we entered into an employment agreement with Michelle Tucker, whereby she is to receive compensation in the amount of $3,000 per month for serving as the Company's President. Michelle Tucker also receives 5,000 shares of common stock per month for serving as the Chief Financial Officer to the Company and an additional 5,000 shares per month for serving as a Director. If she serves as a Chairman of any committee, she is to receive an additional 2,500 shares, and if she serves on any committees, she is to receive 1,250 shares per month served.

Effective October 1, 2008, the Company, through its subsidiary Famous Records Corp., entered into an employment agreement and a Director agreement with Jeffery Collins to act as President of Famous Records and as a member of the Board of Directors of Famous Records. Mr. Collins is to receive compensation in the amount of $4,000 per month for his services as President of Famous Records. Additionally, in relation to his employment agreement, Mr. Collins was issued 1,230,942 shares of the Registrant's common stock. . The shares are subject to forfeiture on a prorate basis if Mr. Collins does not fulfill the three year term of his employment agreement. Mr. Collins is to receive 5,000 shares of Famous Records common stock per month for being a member of the Board of Directors of Famous Records. Additionally, if he should serve as Chairman of any committee, he shall receive 2,500 Famous shares per month, and for service on any other committee he shall receive an additional 1,250 Famous shares per month.

In January and May 2008, we entered into agreements with Francisco Del and Marshall Friedman to serve as corporate directors. The agreements provide in part for each Director to receive 5,000 shares of our common stock for each month that they serve as a Director. If the Director serves as a Chairman of any committee, he is to receive an additional 2,500 shares per month, and if he serves on any committee, he is to receive an additional 1,250 shares per month.

PRESSING AND DISTRIBUTION AGREEMENTS

Through December 31, 2008, we have entered into pressing and distribution agreements with various production companies including 1-A Chord Records, 360 Muzic Group, Inc., Bro West Records, CEO Records, LLC, SD Entertainment, Get Money Enterprises, KWA, Unyted Records, and SoberCutie.com LLC. Under these agreements the various production companies will supply us with a "Master Recording" from an artist that has signed with the production company. These agreements will generally provide that we will pay for labels, pressings and CDs including shipping, artwork and printing as well as the payment of any mechanical & copyright royalties. We may, in our sole discretion, spend up to $25,000 for promotional purposes. The production companies will also help to promote the artist and recordings. Any funds expended on behalf of the production company will first be recouped from our distributor. After our initial expenditures have been recouped, revenues from advances and royalties will generally be allocated 60/40 (we will receive 40% and the production company will receive 60%) for domestic sales and 50/50 for international sales. The terms of the agreements are generally five years.

ITEM 1A.

There have been no material changes in our risk factors since the filing of our Form S-1 as filed with the Securities and Exchange Commission on December 12, 2008.

ITEM 2. DESCRIPTION OF PROPERTY

LOCATION:

Our administrative office is located in Burbank, California. An affiliate of our chief executive officer, the Tucker Family Spendthrift Trust, provides this space to the Company at a cost of $1,500 per month. Included within this cost are telephone and fax lines, computers and other related office equipment.

Our operational headquarters are located in Coral Springs at the personal residence of Mr. Collins, the president of Famous Records. Mr. Collins provides this space rent free. We believe that this space is sufficient to meet our short term needs. We do not believe that there will be any problem in securing office space at a commercially reasonable rate when our business requires additional space.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

There is currently no public trading market for our common stock. The Company intends to apply for trading of its shares on the Over-the-Counter Bulletin (commonly known as the OTCBB). The Company can provide no assurances that they will apply or that their application will be accepted.

HOLDERS

As of March 2, 2009 there were approximately 140 holders of record of our common stock.

DIVIDENDS

The Registrant has not declared any cash dividends on its common stock since the company's inception and does not anticipate doing so in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

We have not established any equity compensation plan. However, we have entered into agreements with four individuals whereby they receive shares of our common stock pursuant to their employment and directors agreements. Pursuant to these agreements, during the year ended December 31, 2008, the Company issued 1,715,942 shares of common stock of the registrant.

RECENT SALES OF UNREGISTERED SECURITIES

At various dates since our incorporation through December 31, 2008, we issued a total of 6,800,210 unregistered shares of our Common Stock. Sales of unregistered shares of Common Stock were made to in reliance on Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, and the certificates were legended to prevent transfer except in compliance with applicable laws. In addition, each subscriber was provided with access to the Registrant's officers, directors, books and records to obtain any information.

Date:                No. of Shares     Name                        Consideration
-----------------    -------------     ------------------------    -------------

July 5, 2007                10,000     Pop Starz Records, Inc.     $         100

March 31, 2008           1,800,000     Pop Starz Records, Inc.            18,000

March 31, 2008             360,087     Tucker Family
                                       Spendthrift Trust (2)               3,601

April 24, 2008             244,000     Tucker Family
                                       Spendthrift Trust (2)               2,440

May 27, 2008               940,091     Tucker Family
                                       Spendthrift Trust (2)               9,401

May 31, 2008                25,000     Michelle Tucker(1)                    250

May 31, 2008                25,000     Francisco Del (1)                     250

May 31, 2008                10,000     Marshall Freeman (1)                  100

August 21, 2008             55,000     Michelle Tucker(1)                    550

August 21, 2008             15,000     Francisco Del (1)                     150

August 21, 2008             15,000     Marshall Freeman (1)                  150

August 21, 2008            298,000     Tucker Family
                                       Spendthrift Trust (2)               2,980

September 4, 2008        1,106,590     Tucker Family
                                       Spendthrift Trust (2)              11,066

September 4, 2008           10,000     Michelle Tucker(1)                    100

September 4, 2008            5,000     Francisco Del (1)                      50

September 4, 2008            5,000     Marshall Freeman (1)                   50

October 22, 2008           325,500     Tucker Family
                                       Spendthrift Trust (2)(3)            3,255

October 22, 2008           310,000     Michelle Tucker(1)                  3,100

October 22, 2008             5,000     Francisco Del (1)                      50

October 22, 2008             5,000     Marshall Freeman (1)                   50

October 22, 2008         1,230,942     Jeffrey Collins (1)                12,309

                     -------------                                 -------------
                         6,800,210                                 $      68,002
                     =============                                 =============

(1) All stock issued were issued pursuant to employment, directors and consulting agreements entered into between the respective shareholders and the Company.

(2) Shares were issued as repayments of advances made to the Company.

(3) Shares were issued as repayment for accrued rent expense.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. You should not assume that the information contained in this prospectus is accurate as of any date other than the date set forth on the cover. Changes to the information contained in this prospectus may occur after that date and the Company does not undertake any obligation to update the information unless required to do so by law.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

We are a developmental stage company. We operate our business through our wholly owned subsidiary, Famous Records Corp. Famous Records is a development stage company that is engaged in the business of "branding" recording artists. Famous Records plan is to sign artists to contracts in which the artist is brought into the process as part of the "team." The artist will participate in achieving the business goals while at the same time reinforce their creative energies. Our goal is to focus on a different aspect of emerging opportunities in the music industry. We will primarily rely on digital distribution of music. In this way, we will be able to tap a worldwide market with limited costs.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the periods presented. The following selected financial information is derived from our historical consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

RESULTS OF OPERATIONS

For the years ended December 31, 2008 and 2007, we had a net loss of $75,614 and $21,522 respectively. From date of Inception (July 5, 2006) through December 31, 2008 we have a cumulative loss totaling $97,236. We had no revenues for the year ended December 31, 2008. Revenues for the year ended December 31, 2007 and from the Date of Inception, July 6, 2006 through December 31, 2008 were $2,760. The current year increase in net loss is due to legal fees incurred in relation to our filing of Form S-1 on December 17, 2008, Officer's Compensation, and accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

We have through December 31, 2008 relied on advances made to the Company by our president and/or affiliated entities of our president who have advanced a total of $35,538. On various dates throughout 2008, these advances have been repaid through the issuance of 3,124,300 shares of our common stock. There can be no assurance that Ms. Tucker, or any affiliate, will continue to make these advances.

At December 31, 2008 we have negligible cash on hand, and prepaid expenses of $18,992, which primarily consists of a prepayments through the issuance of common stock pursuant to an employment agreement and a consulting agreement. We have a deficit in working capital of $29,234, and have a Deficit Accumulated in the Development Stage of $97,236.

Subsequent to December 31, 2008, the Company has issued 940,000 shares of common stock at par value of $.01 as repayment towards the liabilities at December 31, 2008. The Tucker Family Spendthrift Trust has advanced the Company approximately $5,000 subsequent to year end, a portion of which has been repaid through the issuance of 400,000 shares of common stock at par value in February 2009.

Over the next twelve months, we plan to market and promote the services offered by Famous Records. We intend to rely on word of mouth referrals and use the personal contacts of Jeffrey Collins, the principal executive officer of Famous Records, and our Board of Directors, to expand operations. If revenues are sufficient, we may also rely on display advertising in trade journals.

We will need to raise additional funds, either from loans from our officers or other debt sources. We may also raise additional funds through the sale of our common stock. No assurance can be provided however, that such additional funding will be available, or if available, on terms acceptable to the Company. If we cannot identify additional funding sources in the future and we do not generate revenues in excess of our expenses, there is a substantial likelihood that we will have to cease operations.

The Company has entered into pressing and distributions agreements with various artists. These agreements could have a future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors, however, as of December 31, 2008, we have not generated any revenues or incurred any expenses in relation to the agreements and there can be no assurances that we will be successful in our endeavors to "Brand" the artists, and thereby generate revenues.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and schedules are included herewith commencing on page F-1.

Reports of Independent Registered Public Accounting Firms ................   F-2

Consolidated Balance Sheets ..............................................   F-3

Consolidated Statements of Operations ....................................   F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) .....   F-5

Consolidated Statements of Cash Flows ....................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company's chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

ITEM 9A(T) CONTROLS AND PROCEDURES

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our directors and executive officer is provided below:

NAME                       POSITION
----                       --------
Michelle Tucker            President/Secretary/Treasurer/Director

Marshall Freeman           Director

Francisco Del              Director

Jeffrey Collins            President and Director of Famous Records

         MICHELLE TUCKER, age 50, serves as our sole officer and serves on our Board of Directors. She also serves as an officer and director of Apollo Entertainment Group, Inc. and Pop Starz Records, Inc. Prior thereto, she served as the president and a director of Pop Starz, Inc. Ms. Tucker received a Bachelor of Science Degree in Criminal Justice from the University of Florida in 1979. From 1984 to 1986, Ms Tucker continued her education toward a Masters Degree by attending Florida Atlantic University and Florida International University

         JEFFREY COLLINS, age 68, serves as the president of Famous Records and serves on the Famous Records Board of Directors. He is also an officer of Alpha Music Group, Inc. Mr. Collins has over 50 years working in various divisions of the music industry. He began his career in the United Kingdom where he owned a chain of record stores, a wholesale distribution company and a record label. He has produced records and worked with many major label record companies including MCA and Jive records. Mr. Collins holds degrees from both Leeds College of Commerce and the University of London.

         FRANCISCO DEL, age 38, who is professionally known as "Del," serves as a director of the Company. He has held similar positions in Beta Music Group, Inc., and Pop Starz Records, all affiliated entities. An independent singer-songwriter-producer, Mr. Del was the free-lance producer on Jon Secada's 2005 recordings for Big 3 Records and also wrote songs for Big Band Radio during that year. In addition, he won a 2005 Telly Award for his performance of "Careless Whisper." During 2004 he wrote songs for Pitbull on TVT Records. In 2003, he formed a production company, B Smooth Productions, with Dennis Dellinger, and together they produced Del's debut CD, "Go All Night,." Mr. Del continues to work as a producer for R&B artists.

         MARSHALL FREEMAN, age 26, serves as a director. Since 2003, Mr. Freeman has served as President of JamRock Entertainment Group, Inc. in Miami Florida. Mr. Freeman has knowledge of logistical and technical aspects of performances, concerts, recordings and events; worked with various recording artists within the entertainment industry; worked as Creative Director of national championship dance theatre; choreographed numerous events, concerts, dancers ,parades and events; worked on various music videos; worked as dance instructor for various camps and schools

FAMILY RELATIONSHIPS.

There are no family relationships among the Registrant's directors and executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") within specified time periods. Such officers, directors and shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of such forms, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2008.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

CORPORATE GOVERNANCE

We have three directors. We do not have an audit committee, compensation committee or nominating committee. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future. We do not believe that we will be able to attract independent board members until such time as a market for our common stock develops.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid to our Chief Executive Officer and the president of Famous Records for each of the fiscal years ended December 31, 2008 and 2007. We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

SUMMARY COMPENSATION TABLE

                                                       STOCK
     NAME AND                                          AWARDS
PRINCIPAL POSITION    YEAR   SALARY ($)   BONUS ($)    ($)(1)
-------------------   ----   ----------   ---------    ------

Michelle Tucker,
Chief Executive and   2008   $  10,200    $       -    $    -
Financial Officer     2007           -            -         -

Jeffery Collins,      2008   $  12,015    $       -    $  684
President of Famous   2007           -            -         -

SUMMARY COMPENSATION TABLE (CONTINUED)
                                                       NON-QUALIFIED
                                        NONEQUITY        DEFERRRED
                             OPTION   INCENTIVE PLAN   COMPENSATION      ALL OTHER
     NAME AND                AWARDS    COMPENSATION      EARNINGS      COMPENSATION    TOTAL
PRINCIPAL POSITION    YEAR    ($)          ($)              ($)             ($)         ($)
-------------------   ----   ------   --------------   -------------   ------------   -------
Michelle Tucker,
Chief Executive and   2008   $    -      $    -           $    -          $    -      $10,200
Financial Officer     2007        -           -                -               -            -

Jeffery Collins,      2008   $    -      $    -           $    -          $    -      $12,699
President of Famous   2007        -           -                -               -            -

(1) Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). Amounts are calculated using the par value of the common stock as there is no trading market, and management believes that par value is the best estimate of the fair market value of the stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 2, 2009, concerning the beneficial ownership of shares of Common Stock of the Company by
(i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock; (ii) each Director; (iii) the Company's Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

                                                         Shares Beneficially
                                                              Owned (1)
  Title of     Name and Address of                   ---------------------------
   Class       Beneficial Owner                       Number    Percent of Class
------------   -----------------------------------   ---------  ----------------

Common Stock   Tucker Family Spendthrift Trust (2)   5,661,680        55.6%
               150 E. Angeleno Avenue #1426
               Burbank, CA 91502

Common Stock   Michelle Tucker (2)                   2,384,124        23.4%
               150 E. Angeleno Avenue #1426
               Burbank, CA 91502

Common Stock   Jeffery Collins (3)                   1,230,942        12.1%
               5645 Coral Springs Drive #207
               Coral Springs, FL 33076

Common Stock   All Officers and Directors as a
               group (4)                             9,426,746        92.5%

(1) All shares of common stock are owned directly.

(2) Michelle Tucker is a co-trustee of the Tucker Family Spendthrift Trust. Ms. Tucker, together with the Tucker Family Spendthrift Trust is the primary shareholder of Beta Music, Inc., owning approximately 79% of the currently issued and outstanding shares of common stock.

(3) Jeffery Collins is the Chief Executive Officer and President of Famous Records.

(4) Includes the shares which are beneficially owned by Michelle Tucker.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, the Company did not have any transactions during fiscal years 2008 and 2007 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded the lessor of $120,000 or the average of the registrants Total Assets for the preceding two fiscal years.

During the years ended December 31, 2008 and 2007, the Tucker Family Spendthrift Trust has advanced the Company $26,672 and $21,601, respectively. Michelle Tucker, our President and Chief Executive and Financial Officer is a trustee of the Tucker Family Spendthrift Trust. The Company has issued the Tucker Family Spendthrift Trust 3,124,000 shares as repayment towards the advances made to the Company through December 31, 2008. At February 5, 2009, the Company has an outstanding balance to the Tucker Family Spendthrift Trust of $723.The advances are considered short-term in nature, and are non-interest bearing.

DIRECTOR INDEPENDENCE

Our directors are Michelle Tucker, Jeffery Collins, Marshall Freeman, and Francisco Del. Ms. Tucker is also our President and Chief Executive and Financial Officer and is therefore not considered independent.

"Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Freeman and Mr. Del are independent directors. The following persons shall not be considered independent:

         (A) a director who is, or at any time during the past three years was, employed by the company;

         (B) a director who accepted or who has a Family Member who accepted any compensation from the company in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

            (i) compensation for board or board committee service;

            (ii) compensation paid to a Family Member who is an employee (other than an executive officer) of the company; or

            (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.

Provided, however, that in addition to the requirements contained in this paragraph (B), audit committee members are also subject to additional, more stringent requirements under Rule 4350(d).

         (C) a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

         (D) a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

            (i) payments arising solely from investments in the company's securities; or

            (ii) payments under non-discretionary charitable contribution matching programs.

         (E) a director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

         (F) a director who is, or has a Family Member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit at any time during any of the past three years.

         (G) in the case of an investment company, in lieu of paragraphs
(A)-(F), a director who is an "interested person" of the company as defined in
Section 2(a)(19) of the Investment Company Act of 1940, other than in his or her capacity as a member of the board of directors or any board committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. All other fees consist primarily of fees incurred to review our registration statement filings, proxy statements, and 8-K's related to the asset sales.

                                    December 31, 2008    December 31, 2007
                                    -----------------    -----------------
     (i)      Audit Fees                  $8,000              $8,000
     (ii)     Audit Related Fees          $    -              $    -
     (iii)    Tax Fees                    $    -              $    -
     (iv)     All Other Fees              $    -              $    -

AUDIT COMMITTEE APPROVAL POLICIES AND PROCEDURES

The entire board of directors acts as the Company's Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. The Company intends to seek such an expert at such time as we develop a market for our common stock.

All audit and non-audit services are approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and approves specific engagements for tax services performed by such firm. The Audit Committee has also established policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm's attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its policies and procedures. The Audit Committee has considered the role of Moore & Associates, Chartered in providing services to us for the fiscal year ended December 31, 2008 and has concluded that such services are compatible with such firm's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3(i).1*  Articles of Incorporation

3(i).2*  Amended Articles of Incorporation

3(i).3*  Second Amended Articles of Incorporation

3(ii).1* By-laws

10.1* Service Agreement for Digital Distribution between Isolation Network, Inc. and Famous Records

10.2* Pressing and Distribution Agreement between 1-A Chord Records and Famous Records

10.3*    Director Agreement Michelle Tucker

10.4*    Employment Agreement Michelle Tucker

10.5*    Director Agreement Jeffrey Collins

10.6*    Employment Agreement Jeffrey Collins

10.7*    Director Agreement Francisco Del

10.8*    Director Agreement Marshall Freeman

23       Consent of Moore & Associates, Chartered

31 Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company's S-1 filed on September 15, 2008.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Beta Music Group, Inc.

                                        /s/ Michelle Tucker
                                        -------------------
                                        Michelle Tucker, President and
                                        Chief Executive and Financial  Officer
                                        (Principal Executive Officer)

Dated: March 5, 2009


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                           Title                             Date
----------                           -----                             ----

/s/ Michelle Tucker          President, CEO, CFO                  March 5, 2009
-------------------          and Director
Michelle Tucker              (Principal Executive and
                             Financial Officer)


/s/ Francisco Del            Director                             March 5, 2009
-----------------
Francisco Del


/s/ Marshall Freeman         Director                             March 5, 2009
--------------------
Marshall Freeman

                      BETA MUSIC GROUP, INC. AND SUBSIDIARY

                          (A DEVELPOMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECMEBER 31, 2008 AND 2007

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS
BETA MUSIC GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying consolidated balance sheets of Beta Music Group, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on July 5, 2006 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beta Music Group, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on July 5, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has an accumulated deficit of $95,780, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ MOORE & ASSOCIATES, CHARTERED

Moore & Associates, Chartered
Las Vegas, Nevada
February 20, 2009

 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501
 ------------------------------------------------------------------------------

                      BETA MUSIC GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,   December 31,
                                                         2008          2007
                                                     ------------   ------------

                                     ASSETS
Current Assets:
  Cash .........................................       $      8       $     79
  Prepaid expenses .............................         18,992              -
                                                       --------       --------

    Total Assets ...............................       $ 19,000       $     79
                                                       ========       ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts payable .............................       $ 16,456       $      -
  Accounts payable-related parties .............          5,363         21,601
  Accrued wages related party ..................         18,415              -
  Accrued liabilities ..........................          8,000              -
                                                       --------       --------
    Total Current Liabilities ..................         48,234         21,601
                                                       --------       --------

Total Liabilities ..............................         48,234         21,601
                                                       --------       --------

Stockholder's Equity:
  Common stock, $.01 par value 100,000,000
   authorized 10,000 and 6,800,210 issued
   and outstanding, respectively ...............         68,002            100
  Additional Paid in Capital ...................              -              -

  Deficit Accumulated in the Development Stage .        (97,236)       (21,622)
                                                       --------       --------
      Total Stockholder's Equity ...............        (29,234)       (21,522)
                                                       --------       --------
      Total Liabilities and Stockholder's Equity       $ 19,000       $     79
                                                       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financials statements.

                           BETA MUSIC GROUP, INC. AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                               From
                                                                           July 5, 2006
                                                                        (Date of Inception)
                                          December 31,   December 31,     to December 31,
                                              2008           2007              2008
                                          ------------   ------------   -------------------
Revenue ...............................   $         -    $     2,760        $     2,760

Cost of sales .........................             -          2,251              2,251
                                          -----------    -----------        -----------

Gross profit ..........................             -            509                509

General administrative expenses .......        75,614         22,031             97,745
                                          -----------    -----------        -----------

Loss before provision for income tax ..       (75,614)       (21,522)           (97,236)
                                          -----------    -----------        -----------

Income tax expense ....................             -              -                  -
                                          -----------    -----------        -----------

Net Loss ..............................   $   (75,614)   $   (21,522)       $   (97,236)
                                          ===========    ===========        ===========

Basic and Diluted Loss per Common Share   $     (0.02)   $     (0.46)       $     (0.07)
                                          ===========    ===========        ===========

Basic and Diluted Weigted Average
  Common Shares Outstanding ...........     3,265,157         10,000          1,328,682
                                          ===========    ===========        ===========

                    The accompanying notes are an integral part of these
                            consolidated financials statements.

                                            F-4

                           BETA MUSIC GROUP, INC. AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                 Deficit
                                                               Accumulated
                                                                 in the          Total
                              Common                 Paid in   Development   Stockholders'
                               Stock      Amount     Capital      Stage         Equity
                             ---------   ---------   -------   -----------   -------------
Balance, July 5, 2006,
  date of inception ......           -   $       -   $     -   $        -    $          -
Proceeds from Founders
  shares issued on
  July 14, 2006
  at $.01 per share ......      10,000         100         -            -             100
Net Loss .................           -           -         -         (100)           (100)
                             ---------   ---------   -------   ----------    ------------
Balance December 31, 2006       10,000         100         -         (100)              -
Net Loss .................           -           -         -      (21,522)        (21,522)
                             ---------   ---------   -------   ----------    ------------
Balance, December 31, 2007      10,000         100         -      (21,622)        (21,522)

Shares issued for
  conversion of accounts
  payable-related parties
  at $.01 per share on
  March 31, 2008 .........   2,160,087      21,601         -            -          21,601
Shares issued for
  conversion of accounts
  payable-related party
  at $.01 per share on
  April 24, 2008 .........     244,000       2,440         -            -           2,440
Shares issued for
  conversion of accounts
  payable-related party
  and accrued wages-
  related parties on
  May 27, 2008 ...........   1,000,091      10,001         -            -          10,001
Shares issued for
  conversion of accounts
  payable-related party
  and accrued wages-
  related parties on
  August 21, 2008 ........     383,000       3,830         -            -           3,830
Shares issued for
  conversion of accounts
  payable-related party
  and accrued wages-
  related parties on
  September 4, 2008 ......   1,126,590      11,266         -            -          11,266
Shares issued for
  conversion of accounts
  payable-related party
  and accrued wages-
  related parties on
  October 22, 2008 .......     645,500       6,455         -            -           6,455
Shares issued for prepaid
  expenses on
  October 22, 2008 .......   1,230,942      12,309         -            -          12,309
Net Loss .................           -           -         -      (75,614)        (75,614)
                             ---------   ---------   -------   ----------    ------------
Balance December 31, 2008    6,800,210      68,002         -      (97,236)        (29,234)
                             =========   =========   =======   ==========    ============

                    The accompanying notes are an integral part of these
                            consolidated financials statements.

                                            F-5

                           BETA MUSIC GROUP, INC. AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               From
                                                                           July 5, 2006
                                                                        (Date of Inception)
                                          December 31,   December 31,     to December 31,
                                              2008           2007              2008
                                          ------------   ------------   -------------------
OPERATING ACTIVITIES:
Net loss ..............................     $(75,614)      $(21,522)         $(97,236)
Adjustments to reconcile net loss to
 net cash provided (used) by operating
 activities:
  Rent expense paid through issuance of
   common stock .......................        9,750              -             9,750
  Changes in Assets and Liabilities:
    Prepaid expenses ..................       (3,750)             -            (3,750)
    Accounts payable ..................       16,456              -            16,456
    Accounts payable-related parties ..       26,672              -            48,288
    Accrued wages related party .......       18,415         21,601            18,400
    Accrued liabilities ...............        8,000              -             8,000
                                            --------       --------          --------
      Net Cash Provided (Used) by
       Operating Activities ...........          (71)            79               (92)
                                            --------       --------          --------

FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock ..............................            -              -               100
                                            --------       --------          --------
  Net Cash Provided by Financing
   Activities .........................            -              -               100
                                            --------       --------          --------

  Net Increase in Cash ................          (71)            79                 8
                                            --------       --------          --------

Cash at Beginning of Period ...........           79              -                 -
                                            --------       --------          --------
Cash at End of Period .................     $      8       $     79          $      8
                                            ========       ========          ========

Supplemental Disclosures:
  Cash paid for income taxes ..........     $      -       $      -          $      -
                                            ========       ========          ========
  Cash paid for interest ..............     $      -       $      -          $      -
                                            ========       ========          ========

  Non Cash Transactions:
    Repayment of related party
    advances, accrued wages, and rent
    expense through issuance of common
    stock .............................     $ 67,902       $      -          $ 67,902
                                            ========       ========          ========

                    The accompanying notes are an integral part of these
                            consolidated financials statements.

                                            F-6

                      BETA MUSIC GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Beta Music Group, Inc. ("the Company") was incorporated in the State of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 14, 2007, the Company changed its name to The Next Pop Star, Inc. On October 20, 2008, the Company changed its name to Beta Music Group, Inc. As The Next Pop Star, Inc. the principal business purpose of the Company was producing live entertainment competitions (in installments or episodes) to be taped and/or filmed for distribution by television and/or internet means and become a reporting company under federal securities laws with a publicly-traded class of securities. We were not successful, and therefore, in October 2008, in conjunction with our name change, the Company changed its business focus to "branding" recording artists.

On August 21, 2008, the Company filed Articles of Incorporation in the State of Florida for Famous Records, Corp. ("Famous" ) Famous' principal business purpose is to commercially release and promote finished "Master" recordings for distribution on an exclusive basis during a specific term to record stores, other non traditional outlets and digitally through downloads & ringtones. At December 31, 2008, Famous is a wholly owned subsidiary of Beta Music Group, Inc.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of Beta Music Group, Inc. and its wholly owned subsidiary Famous Records, Corp. All intercompany accounts and transactions have been eliminated in consolidation

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

REVENUE RECOGNITION:

Revenue will be generated through the sale and licensing of recorded music, live performances, merchandising, and other activities related to acting and modeling. Revenues will be recognized when all of the following have been met:

                      BETA MUSIC GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   o  Persuasive evidence of an arrangement exists;

   o  Delivery or service has been performed;

   o The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

   o  Collectability is probable.

FINANCIAL INSTRUMENTS:

Financial instruments consist primarily of cash and accounts payable-related parties. The carrying amounts of cash and accounts payable-related parties approximate fair value because of the short maturity of those instruments.

ADVERTISING:

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2008 and 2007 were nil and $11,381, respectively

INCOME TAXES:

The Company complies with the provisions of SFAS No. 109 "Accounting for Income Taxes". Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

INCOME (LOSS) PER SHARE:

In accordance with SFAS No. 128, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008 and 2007, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 ("FAS 157"). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 did not have a material affect on our financial position or results of operations.

                      BETA MUSIC GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of Statement of Financial Accounting Standards Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 159 has not had a material affect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("FAS 141R"). FAS 141R replaces current guidance in FAS 141 to better represent the economic value of a business combination transaction. FAS 141 establishes principles and requirements for how an acquiring entity recognizes and measures all identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. The changes to be effected with FAS 141R from the current guidance include, but are not limited to treatment of certain specific items such as expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. FAS 141R also includes a substantial number of new disclosure requirements that will enable users of financial statements to evaluate the nature and financial effect of business combination. FAS 141R must be applied prospectively to all new acquisitions closing on or after January 1, 2009. The impact of this pronouncement will depend on future acquisition activity of the Company, if any.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- An Amendment of ARB No. 51" ("FAS 160"). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective beginning January 1, 2009 and must be applied prospectively. The Company does not expect that the adoption of FAS 160 will have a material impact on its results of operations or our financial position.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

                      BETA MUSIC GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

NOTE 2: DISTRIBUTION AGREEMENTS

Through December 31, 2008, Famous has entered into six (6) Pressing and Distribution license agreements. The agreements have five year terms, which commence on the date of each CD or DVD released. The Company will act as the record label whereby the Company agrees to have an album commercially released within six months following all finished product being submitted and accepted. The Company will pay for labels, pressings and CDs including shipping, artwork & printing on behalf of the production company as well as the payment of any mechanical & copyright royalties. Additionally, the Company will be responsible for all digital and download sales.

The Company will receive fifty percent of all advances and royalties derived from overseas export sales under the agreements and forty percent on all domestic sales. The royalties will be calculated after any manufacturing costs incurred by the Company.

In relation to the agreements, the Company has committed to spend at least $25,000, at its own discretion, per Pressing and Distribution license agreement, towards promotion of the record released. The promotional expense will be recouped by the Company from payments received from the record label's distributor.

Subsequent to December 31, 2008, the Company has entered into seven additional five year Pressing and Distribution license agreements with the same terms as the aforementioned agreements. The Company also entered into one three year agreement, with substantially the same terms as the aforementioned agreements.

As of December 31, 2008, there has not been any activity related to the aforementioned agreements.

NOTE 3: RELATED PARTY TRANSACTIONS

In April 2008, the Company entered into a month to month lease agreement with the Tucker Family Spendthrift Trust. Monthly rent expense is $1,500 and for the year ended December 31, 2008, rent expense in the amount of $12,750 has been recorded. Should the Company continue to lease the space beyond April 2009, the monthly rent will increase to $1,750. Prior to April 2008, the Company had been provided office space, telephone and secretarial services from a related party at no charge.

                      BETA MUSIC GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January and May 2008, the Company entered into agreements with individuals to serve as Corporate Directors. Per the terms of the agreements, the Directors are to receive 5,000 shares of common stock of the company for each month that they serve as a Director. If the Director serves as a Chairman of any committee, he is to receive an additional 2,500 shares per month, and if he serves on any committee, he is to receive an additional 1,250 shares per month. For the year ended December 31, 2008, the Directors did not serve as Chairman or on any committees.

In October 2008, the Company entered into an employment agreement with Michelle Tucker, whereby she is to receive compensation in the amount of $3,000 per month for serving as President to the Company. Michelle Tucker also receives 5,000 shares of common stock per month for serving as the Chief Financial Officer to the Company.

Effective October 1, 2008, the Company, through its subsidiary Famous Records Corp., entered into an employment agreement and a Director agreement with Jeffery Collins to act as President to Famous and as a member of the Board of Directors of Famous. Mr. Collins is to receive compensation in the amount of $4,000 per month for his services as President of Famous. Additionally, on October 22, 2008, the Board of Directors approved the issuance of 1,230,942 shares of Company common stock to Mr. Collins in relation to his employment agreement. The Company shares vest over a period of three years, and should his employment with Famous cease prior to the end of the three year term, the shares are subject to forfeiture on a pro-rata basis. Per the terms of his Director Agreement, Mr. Collins is to receive 5,000 shares of Famous common stock per month for being a member of the Board of Directors of Famous. Additionally, if he should serve as Chairman of any committee, he shall receive 2,500 Famous shares per month, and for service on any other committee he shall receive an additional 1,250 Famous shares per month. At December 31, 2008, Mr. Collins was due 15,000 shares of common stock of Famous, however, those shares have not yet been issued.

During the years ended December 31, 2008 and 2007, the Tucker Family Spendthrift Trust made cash advances to the Company $26,672 and $21,601, respectively, for general operating expenses.

During the year ended December 31, 2008, the Company issued 5,552,968 shares of common stock to related parties as payment for services, rent expense and advances from a related party.

NOTE 4: INCOME TAXES

At December 31, 2008 and 2007 deferred tax assets consist of the following:

                                              December 31,
                                          2008           2007
                                        --------       --------
Federal loss carryforwards .......      $ 32,000       $  7,000
State operating loss carryforwards         7,000          2,000
                                        --------       --------
                                          39,000          9,000
Less: valuation allowance ........       (39,000)        (9,000)
                                        --------       --------
                                        $      -       $      -
                                        ========       ========

                      BETA MUSIC GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

During the year ended December 31, 2008, the valuation allowance increased by $30,000.

As of December 31, 2008, the effective tax rate is lower than the statutory rate due to net operating losses.

The net operating loss carry forwards begin to expire in 2026 for both federal and state purposes.

NOTE 5: STOCKHOLDERS' EQUITY

At December 31, 2007, the authorized capital of the Company consisted of 10,000 shares of common stock with a par value of $.01. There were 10,000 shares of common stock issued and outstanding. Effective March 31, 2008, the Articles of Incorporation were amended to increase the authorized number of shares of common stock to 100 million shares of common stock. At December 31, 2008, there are 6,800,210 shares outstanding.

On March 31, 2008, the Company issued 2,160,087 shares of common stock as repayment of $21,601 of amounts due to related parties.

On April 24, 2008, the Company issued 244,000 shares of common stock as repayment of $2,440 of advances made by the Tucker Family Spendthrift Trust to the Company.

On May 27, 2008, the Company issued 940,091 shares of common stock to the Tucker Family Spendthrift Trust as repayment of advances made to the Company in the amount of $9,401. Also on that date, the Company issued 60,000 shares to Officers and Directors for their services to the Company.

On August 21, 2008, the Company issued 298,000 shares of common stock to the Tucker Family Spendthrift Trust as repayment of advances made to the Company in the amount of $2,980. Also on that date, the Company issued 85,000 shares of common stock to Officers and Directors for their services to the Company.

On September 4, 2008, the Company issued 1,106,590 shares of common stock to the Tucker Family Spendthrift Trust as repayment of $2,816 of advances made to the Company and $8,250 of accrued rent. Also on that date, the Company issued 20,000 shares of common stock to Officers and Directors of the Company for their services.

On October 22, 2008, the Board of Directors approved the issuance of 1,230,942 shares of Company common stock to Mr. Collins in relation to his employment agreement. The Company issued 325,500 for repayment of $1,755 in advances from the Tucker Family Spendthrift Trust, $1,500 in accrued rent, as well as 320,000 shares to Directors and Officers for their services to the Company.

                      BETA MUSIC GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: MINORITY INTEREST

The Company has a minority shareholder in Famous owning approximately 2%. Due to the operating loss of the subsidiary, the minority interest has not been reduced from the operating loss as there is no obligation of the minority shareholder to make good on such losses. However, if future earnings do materialize, the majority interest will be credited to the extent of such losses previously absorbed by the majority shareholders. The minority shareholder is an executive of the operating subsidiary, and as such, the minority shareholder may request that his minority interest be exchanged for shares in the parent company on a fair market value basis. The minority interest in the subsidiary was issued pursuant to the employment agreement with Jeffery Collins.

NOTE 7: GOING CONCERN

At December 31, 2008, the Company has a working capital deficit in the amount of $29,324 and has and a Deficit Accumulated in the Development Stage of $97,236. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

NOTE 8: SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Tucker Family Spendthrift Trust has advanced the Company $1,600. Additionally, during January 2009, the Company converted $5,595 of advances from the Tucker Family Spendthrift Trust to 595,000 shares of common stock and issued 450,000 shares of common stock for accrued rent and rent expense for January 2009. The Company issued 960,000 shares of common stock to its Officer and Directors for accrued wages and for Officer and Director compensation for the month of January. The Company also issued 50,000 shares to a consultant for services provided in January 2009.

In February 2009, the Company received advances from the Tucker Family Spendthrift Trust in the amount of $2,448. The Tucker Family Spendthrift Trust was issued 550,000 shares in February for repayment of advances made to the Company and for February 2009 rent expense. The Company also issued 320,000 shares of common stock to its Officer and Directors for February 2009.