Form 10-Q
period 2009-03-31
Beta Music Group, Inc.
filed 2009-05-06
CIK 1452164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: MARCH 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                       COMMISSION FILE NUMBER: 333-156235

                             BETA MUSIC GROUP, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                  Florida                                  26-0582871
                  -------                                  ----------
      (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                  Identification No.)

                           150 E Angeleno Avenue #1426
                                Burbank, CA 91502
                    ----------------------------------------
                    (Address of principal executive offices)

                                  818-539-6507
                                  ------------
                           (Issuer's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |_|
(Do not check if a smaller reporting  company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 20, 2009 the Company had authorized 100,000,000 shares of $.001 par value common stock of which 10,189,710 shares of common stock were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BETA MUSIC GROUP, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2009           2008
                                                    -----------    ------------
                                                    (unaudited)

                                     ASSETS

Current Assets:
    Cash .......................................     $     783      $       8
    Prepaid expenses ...........................        18,591         18,992
                                                     ---------      ---------

    Total Assets ...............................     $  19,374      $  19,000
                                                     =========      =========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Accounts payable ...........................     $  16,250      $  16,456
    Accounts payable-related parties ...........         7,835          5,363
    Accrued wages related party ................        27,030         18,415
    Accrued liabilities ........................         1,500          8,000
                                                     ---------      ---------
       Total Current Liabilities ...............        52,615         48,234
                                                     ---------      ---------

    Total Liabilities ..........................        52,615         48,234

Stockholder's Equity
    Common stock, $.01 par value
      100,000,000 authorized 10,189,710 and
      6,800,210 issued and outstanding,
      respectively .............................       101,897         68,002
    Deficit Accumulated in the Development Stage      (135,138)       (97,236)
                                                     ---------      ---------
       Total Stockholder's Equity ..............       (33,241)       (29,234)
                                                     ---------      ---------
    Total Liabilities and Stockholder's Equity .     $  19,374      $  19,000
                                                     =========      =========

    See Accompanying Notes to the Unaudited Consolidated Financial Statements

                              BETA MUSIC GROUP, INC AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                                                                                   From
                                                                                July 5, 2006
                                                   Three Months Ended       (Date of Inception)
                                                 March 31,     March 31,        to March 31,
                                                   2009          2008              2009
                                                -----------   -----------   -------------------
Revenue .....................................   $         -   $         -       $     2,760

Cost of sales ...............................             -             -             2,251
                                                -----------   -----------       -----------

Gross profit ................................             -             -               509

General administrative expenses .............        37,902         3,089           135,647
                                                -----------   -----------       -----------

Income (loss) before provision for income tax       (37,902)       (3,089)         (135,138)
                                                -----------   -----------       -----------

Income tax expense ..........................             -             -                 -
                                                -----------   -----------       -----------

Net Loss ....................................   $   (37,902)  $    (3,089)      $  (135,138)
                                                ===========   ===========       ===========

Basic and Diluted Loss per Common Share .....   $     (0.01)  $     (0.31)      $     (0.06)
                                                ===========   ===========       ===========

Basic and Diluted Weighted Average
  Common Shares Outstanding .................     7,059,512        10,000         2,084,894
                                                ===========   ===========       ===========

           See Accompanying Notes to the Unaudited Consolidated Financial Statements

                                               3

                              BETA MUSIC GROUP, INC AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                                                                   From
                                                                                July 5, 2006
                                                   Three Months Ended       (Date of Inception)
                                                 March 31,     March 31,        to March 31,
                                                   2009          2008              2009
                                                -----------   -----------   -------------------
OPERATING ACTIVITIES:
Net loss ....................................    $ (37,902)    $  (3,089)        $(135,138)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities: ...            -             -                 -
   Stock issued for services ................          500             -            29,863
   Changes in Assets and Liabilities:
      Prepaid expenses ......................          401             -            (6,282)
      Accounts payable ......................         (206)            -            16,250
      Accrued wages-related parties .........       24,415             -            27,030
      Accrued liabilities ...................        1,500             -             1,500
                                                 ---------     ---------         ---------
      Net Cash Used by Operating Activities .      (11,292)       (3,089)          (66,777)
                                                 ---------     ---------         ---------

FINANCING ACTIVITIES:
   Proceeds from loans-related party ........       13,067             -            68,460
   Repayment of loans-related party .........       (1,000)            -            (1,000)
   Proceeds from issuance of common stock ...            -             -               100
                                                 ---------     ---------         ---------
   Net Cash Provided by Financing Activities        12,067             -            67,560
                                                 ---------     ---------         ---------

   Net Increase (Decrease) in Cash ..........          775        (3,089)              783
                                                 ---------     ---------         ---------

Cash at Beginning of Period .................            8             -                 -
                                                 ---------     ---------         ---------
Cash at End of Period .......................    $     783     $  (3,089)        $     783
                                                 =========     =========         =========

Supplemental Disclosures:
   Cash paid for income taxes ...............    $       -     $       -         $       -
                                                 =========     =========         =========
   Cash paid for interest ...................    $       -     $       -         $       -
                                                 =========     =========         =========

   Non Cash Transactions:
      Shares issued for conversion of loans
        payable-related party ...............    $   9,595     $       -         $  50,588
                                                 =========     =========         =========
      Shares issued for prepaid expenses ....    $       -     $       -         $  12,309
                                                 =========     =========         =========
      Shares issued for rent expense ........    $   6,000     $       -         $  15,750
                                                 =========     =========         =========
      Shares issued for accrued liabilities .    $   5,000     $       -         $  22,650
                                                 =========     =========         =========

           See Accompanying Notes to the Unaudited Consolidated Financial Statements

                                               4

                      BETA MUSIC GROUP, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Beta Music Group, Inc. (Formerly known as The Next Pop Star, Inc.) ("the Company") was incorporated in the State of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 14, 2007, the Company changed its name to The Next Pop Star, Inc. On October 23, 2008, the Company filed an Article of Amendment to its Articles of Incorporation changing its name again to Beta Music Group, Inc. The principal business purpose of the Company is producing live entertainment competitions (in installments or episodes) to be taped and/or filmed for distribution by television and/or internet means and become a reporting company under federal securities laws with a publicly-traded class of securities.

On August 21, 2008, the Company filed Articles of Incorporation in the State of Florida for Famous Records, Corp. ("Famous" ) Famous' principal business purpose is to commercially release and promote finished "Master" recordings for distribution on an exclusive basis during a specific term to record stores, other non traditional outlets and digitally through downloads & ringtones. At March 31, 2009, Famous is wholly owned by Beta Music Group, Inc.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Beta Music Group, Inc. and its wholly owned subsidiary Famous Records, Corp. All intercompany accounts and transactions have been eliminated in consolidation

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $37,902 and net cash used in operations of $11,292 for the three months ended March 31, 2009; and a working capital deficit of $33,241, a deficit accumulated during the development stage of $135,138 and a stockholders' deficit of $33,241 at March 31, 2009. In addition, the Company is in the development stage and has not yet generated any revenue. The ability of the Company to continue as a going concern is dependent on Management's plans, which include implementation of its business plan and continuing to raise funds short-term loans from related parties and through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                      BETA MUSIC GROUP, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

At inception, July 5, 2006, the authorized capital of the Company consisted of 10,000 shares of common stock with a par value of $.01. Effective March 31, 2008, the Articles of Incorporation were amended to increase the authorized number of shares of common stock to 100 million shares of common stock. At March 31, 2009, there are 10,189,710 shares outstanding.

On January 7, 2009, the Company issued 1,009,500 shares of common stock to the Tucker Family Spendthrift Trust as repayment of $5,595 of advances made to the Company and $4,500 for accrued rent and rent expense. The Company issued 960,000 shares of common stock to Officers and Directors of the Company for their services. The Company also issued 550,000 shares of common stock for services.

On February 4, 2009, the Company issued 550,000 to the Tucker Family Spendthrift Trust as repayment of $4,000 of advances made to the Company and $1,500 for rent expense. Also on that date, the Company issued 320,000 shares to Officers and Directors of the Company for their services.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

OVERVIEW AND HISTORY

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

We did not generate any revenues from continuing operations during the three months ended March 31, 2009 or 2008.

During the three months ended March 31, 2009 we incurred general and administrative expenses totaling $37,902, as compared to $3,089 for the same period in the prior year. The increase in the current year was due primarily to an increase in compensation expense, rent expense and other professional fees.

Liquidity and Capital Resources

We have nominal assets. At March 31, 2009 we had cash of $783 and prepaid expenses of $18,591. At December 31, 2008 we had cash of $8 and prepaid expenses of $18,992. The increase in our cash holdings was attributable to an advance from a related party.

Our operations to date have been funded by loans and capital contributions made by our affiliates.

Our total current liabilities at March 31, 2009 were $52,615 as compared to $48,234 at December 31, 2008. We have relied on related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $33,241. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

Due to our operating losses and deficits, our independent auditors in our financial statements have raised doubts about our ability to continue as a going concern. Despite these historical losses, management believes that it will be able to satisfy ongoing operating expenses. If revenues from operations are insufficient to meet these obligations, management will seek to obtain third party financing. There can be no assurance that any financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

During the three months ended March 31, 2009, we used cash in operating activities of $11,292 as compared to $3,089 for the three months ended March 31, 2008. During the 2009 period, we used cash to fund our net loss of $37,902 offset by an increase in accrued wages-related party $24,415 and other changes in operating assets and liabilities.

During the three months ended March 31, 2009, we received net cash from financing activities of $12,067 as compared to nil for the three months ended March 31, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to (i) useful lives of depreciable lives of assets; (ii) income tax valuation allowances; (iii) valuation assumptions for share-based payments. We base our estimates on historic experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the business environment in which we operate.

There are several accounting policies that we believe are significant to the presentation of our financial statements and require management's most difficult, complex or subjective judgments about matters that are inherently uncertain. We believe our most critical accounting policies include (i) use of estimates, which is described more fully above and (ii) the carrying values of goodwill and other long-lived assets. Our significant accounting policies and critical accounting estimates are disclosed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008. We do not believe there have been significant changes to our critical accounting policies and estimates subsequent to December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. In February 2008, the FASB issued Financial Staff Positions ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R requires an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R requires an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement is effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there is no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R did not have a material effect on the Company's financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on her evaluation of these disclosure controls and procedures, the Company's chairman of the board, chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to her by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. SALE OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2009, the Company issued 1,009,500 shares of common stock to the Tucker Family Spendthrift Trust as repayment of $5,595 of advances made to the Company and $4,500 for accrued rent and rent expense. The Company issued 960,000 shares of common stock to Officers and Directors of the Company for their services. The Company also issued 550,000 shares of common stock for services.

On February 4, 2009, the Company issued 550,000 to the Tucker Family Spendthrift Trust as repayment of $4,000 of advances made to the Company and $1,500 for rent expense. Also on that date, the Company issued 320,000 shares to Officers and Directors of the Company for their services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Set forth below is a list of exhibits to this quarterly report on Form 10Q.

Exhibit
Number                                 Description
-------     --------------------------------------------------------------------

  31 Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Beta Music Group, Inc.

Date:  May 6, 2009                               By: /s/ Michelle Tucker
                                                     -------------------
                                                 Michelle Tucker
                                                 Chief Executive Officer