Form 10-Q/A
period 2009-03-31
Beta Music Group, Inc.
filed 2009-05-26
CIK 1452164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller reporting  company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 20, 2009 the Company had authorized 100,000,000 shares of $.001 par value common stock of which 10,189,710 shares of common stock were issued and outstanding.

                          EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to the Form 10-Q for the quarter ended March 31, 2009 is being filed for the purpose of correcting the box to indicate that the Company is a shell company as defined in Rule 12b-2 of the Exchange Act and to mark the box indicating that the Company is a Smaller reporting company.

Except for the item described above, none of the information contained in our original filing on Form 10-Q has been updated, modified or revised. The remainder of our original Form 10-Q is included herein for the convenience of the reader.

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

                                                 Beta Music Group, Inc.

Date:  May 26, 2009                              By: /s/ Michelle Tucker
                                                     -------------------
                                                 Michelle Tucker
                                                 Chief Executive Officer