Form 10-K/A
period 2008-12-31
Beta Music Group, Inc.
filed 2009-06-19
CIK 1452164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

      Large accelerated filer [ ]            Accelerated filer         [ ]
      Non-accelerated filer   [ ]            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

The aggregate market value of the voting stock and non-voting common equity (based on the closing price on that date) held by non-affiliates of the registrant as of March 2, 2009 was approximately $7,962.

At March 2, 2009 the issuer had outstanding 10,189,710 shares of Common Stock, par value $.01 per share.

                          EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to the Form 10-K for the year ended December 31, 2008 is being filed for the purpose of correcting the box to indicate that the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.

Except for the item described above, none of the information contained in our original filing on Form 10-K has been updated, modified or revised. The remainder of our original Form 10-K is included herein for the convenience of the reader.

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

Dated: June 19, 2009


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                           Title                             Date
----------                           -----                             ----

/s/ Michelle Tucker          President, CEO, CFO                  June 19, 2009
-------------------          and Director
Michelle Tucker              (Principal Executive and
                             Financial Officer)


/s/ Francisco Del            Director                             June 19, 2009
-----------------
Francisco Del


/s/ Marshall Freeman         Director                             June 19, 2009
--------------------
Marshall Freeman

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