Form 10-Q
period 2009-06-30
Beta Music Group, Inc.
filed 2009-08-11
CIK 1452164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: JUNE 30, 2009

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

                            1400 NW 65th Avenue Bay A
                              Plantation, FL 33313
                            -------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 3, 2009 the Company had authorized 100,000,000 shares of $.001 par value common stock of which 10,189,170 shares of common stock were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BETA MUSIC GROUP, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2009           2008
                                                      ---------     ------------
                                                     (unaudited)

                                     ASSETS
Current Assets:
  Cash .........................................      $   1,909      $       8
  Prepaid expenses .............................         17,190         18,992
                                                      ---------      ---------

    Total Assets ...............................      $  19,099      $  19,000
                                                      =========      =========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts payable .............................      $   7,000      $  16,456
  Accounts payable-related parties .............         34,544          5,363
  Accrued wages related party ..................         47,087         18,415
  Accrued liabilities ..........................          1,250          8,000
                                                      ---------      ---------
    Total Current Liabilities ..................         89,881         48,234
                                                      ---------      ---------

  Total Liabilities ............................         89,881         48,234

Stockholder's Equity
  Common stock, $.01 par value 100,000,000
    authorized 10,189,710 and 6,800,210 issued
    and outstanding, respectively ..............        101,897         68,002
  Deficit Accumulated in the Development Stage .       (172,679)       (97,236)
                                                      ---------      ---------
    Total Stockholder's Equity .................        (70,782)       (29,234)
                                                      ---------      ---------
  Total Liabilities and Stockholder's Equity ...      $  19,099      $  19,000
                                                      =========      =========

    See Accompanying Notes to the Unaudited Consolidated Financial Statements

                                    BETA MUSIC GROUP, INC AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF OPERATIONS
                                                                                                  From
                                                                                              July 5, 2006
                                                                                                (Date of
                                      Three Months Ended             Six Months Ended         Inception)
                                    June 30,       June 30,       June 30,       June 30,      to June 30,
                                      2009           2008           2009           2008           2009
                                  ------------   ------------   ------------   ------------   ------------
Revenue .......................   $          -   $          -   $          -   $          -   $      2,760

Cost of sales .................              -              -              -              -          2,251
                                  ------------   ------------   ------------   ------------   ------------

Gross profit ..................              -              -              -              -            509

General administrative expenses         37,542          3,089         75,443         19,659        173,188
                                  ------------   ------------   ------------   ------------   ------------

Income (loss) before provision
 for income tax ...............        (37,542)        (3,089)       (75,443)       (19,659)      (172,679)
                                  ------------   ------------   ------------   ------------   ------------

Income tax expense ............              -              -              -              -              -
                                  ------------   ------------   ------------   ------------   ------------

Net Loss ......................   $    (37,542)  $     (3,089)  $    (75,443)       (19,659)  $   (172,679)
                                  ============   ============   ============   ============   ============


Basic and Diluted Loss per
 Common Share .................   $      (0.00)  $      (0.00)  $      (0.01)  $      (0.01)  $      (0.06)
                                  ============   ============   ============   ============   ============

Basic and Diluted Weighted
 Average Common Shares
 Outstanding ..................     10,189,710      2,713,396      7,322,773      1,366,698      2,766,537
                                  ============   ============   ============   ============   ============

                 See Accompanying Notes to the Unaudited Consolidated Financial Statements

                                                     3

                                    BETA MUSIC GROUP, INC AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                  Deficit
                                                                                Accumulated
                                                                                  in the          Total
                                           Common                    Paid in    Development   Stockholders'
                                            Stock        Amount      Capital       Stage         Equity
                                         -----------  -----------  -----------  -----------   -------------
Balance, July 5, 2006, date of
 inception ............................            -  $         -  $         -  $         -   $         -
Proceeds from Founders shares issued on
 July 14, 2006 at $.01 per share ......       10,000          100            -            -           100
Net Loss ..............................            -            -            -         (100)         (100)
                                         -----------  -----------  -----------  -----------   -----------
Balance December 31, 2006 .............       10,000          100            -         (100)            -
Net Loss ..............................            -            -            -      (21,522)      (21,522)
                                         -----------  -----------  -----------  -----------   -----------
Balance, December 31, 2007 ............       10,000          100            -      (21,622)      (21,522)
Shares issued for conversion of
 accounts payable-related parties at
 $.01 per share on March 31, 2008 .....    2,160,087       21,601            -            -        21,601
Shares issued for conversion of
 accounts payable-related party at
 $.01 per share on April 24, 2008 .....      244,000        2,440            -            -         2,440
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 May 27, 2008 .........................    1,000,091       10,001            -            -        10,001
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 August 21, 2008 ......................      383,000        3,830            -            -         3,830
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 September 4, 2008 ....................    1,126,590       11,266            -            -        11,266
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 October 22, 2008 .....................      645,500        6,455            -            -         6,455
Shares issued for prepaid expenses on
 October 22, 2008 .....................    1,230,942       12,309            -            -        12,309
Net Loss ..............................            -            -            -      (75,614)      (75,614)
                                         -----------  -----------  -----------  -----------   -----------
Balance December 31, 2008 .............    6,800,210       68,002            -      (97,236)      (29,234)
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 Janaury 7, 2009 ......................    1,969,500       19,695            -            -        19,695
Shares issued for services and prepaid
 expenses on February 4, 2009 .........      550,000        5,500            -            -         5,500
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 February 4, 2009 .....................      870,000        8,700            -            -         8,700
Net Loss ..............................            -            -            -      (75,443)      (75,443)
                                         -----------  -----------  -----------  -----------   -----------
Balance June 30, 2009 .................  $10,189,710  $   101,897  $         -  $  (172,679)  $   (70,782)
                                         ===========  ===========  ===========  ===========   ===========

                 See Accompanying Notes to the Unaudited Consolidated Financial Statements

                                                     4

                          BETA MUSIC GROUP, INC AND SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                                                                                From
                                                                            July 5, 2006
                                                                              (Date of
                                                     Six Months Ended        Inception)
                                                  June 30,      June 30,     to June 30,
                                                    2009          2008          2009
                                                 ---------     ---------    ------------
OPERATING ACTIVITIES:
Net loss ....................................    $ (75,443)    $ (19,659)    $(172,679)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Stock issued for services .................          500             -        29,863
    Changes in Assets and Liabilities:
      Prepaid expenses ......................        1,802             -        (4,881)
      Accounts payable ......................       (9,456)            -         7,000
      Accrued wages-related parties .........       41,472             -        47,087
      Accrued liabilities ...................       10,250           450         7,250
                                                 ---------     ---------     ---------
      Net Cash Used by Operating Activities .      (30,875)      (19,209)      (86,360)
                                                 ---------     ---------     ---------

FINANCING ACTIVITIES:
  Proceeds from loans-related party .........       33,776        19,176        89,169
  Repayment of loans-related party ..........       (1,000)            -        (1,000)
  Proceeds from issuance of common stock ....            -             -           100
                                                 ---------     ---------     ---------
  Net Cash Provided by Financing Activities .       32,776        19,176        88,269
                                                 ---------     ---------     ---------

  Net Increase (Decrease) in Cash ...........        1,901           (33)        1,909
                                                 ---------     ---------     ---------

Cash at Beginning of Period .................            8            79             -
                                                 ---------     ---------     ---------
Cash at End of Period .......................    $   1,909     $      46     $   1,909
                                                 =========     =========     =========

Supplemental Disclosures:
  Cash paid for income taxes ................    $       -     $       -     $       -
                                                 =========     =========     =========
  Cash paid for interest ....................    $       -     $       -     $       -
                                                 =========     =========     =========

  Non Cash Transactions:
    Shares issued for conversion of loans
      payable-related party .................    $   9,595     $  34,042     $  50,588
                                                 =========     =========     =========
    Shares issued for prepaid expenses ......    $       -     $       -     $  12,309
                                                 =========     =========     =========
    Shares issued for rent expense ..........    $   6,000     $       -     $  15,750
                                                 =========     =========     =========
    Shares issued for accrued liabilities ...    $   5,000     $       -     $  22,650
                                                 =========     =========     =========

        See Accompanying Notes to the Unaudited Consolidated Financial Statements

                                            5

                      BETA MUSIC GROUP, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Beta Music Group, Inc. (Formerly known as The Next Pop Star, Inc.) ("the Company") was incorporated in the State of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 14, 2007, the Company changed its name to The Next Pop Star, Inc. On October 23, 2008, the Company filed an Article of Amendment to its Articles of Incorporation changing its name again to Beta Music Group, Inc. The principal business purpose of the Company originally was to produce live entertainment competitions (in installments or episodes) to be taped and/or filmed for distribution by television and/or internet means and become a reporting company under federal securities laws with a publicly-traded class of securities. The Company is currently a holding company. All of our operations are currently conducted through our subsidiary, Famous Records. Famous Records is a development stage company that is engaged in the business of "branding" recording artists.

On August 21, 2008, the Company filed Articles of Incorporation in the State of Florida for Famous Records, Corp. ("Famous" ) Famous' principal business purpose is to commercially release and promote finished "Master" recordings for distribution on an exclusive basis during a specific term to record stores, other non traditional outlets and digitally through downloads & ringtones. At June 30, 2009, Famous is wholly owned by Beta Music Group, Inc.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Beta Music Group, Inc. and its wholly owned subsidiary Famous Records, Corp. All intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has net losses of $37,542 and $75,443 for the three and six months ended June 30, 2009, respectively, and net cash used in operations of $30,875 for the six months ended June 30, 2009; and a working capital deficit of $70,782, a deficit accumulated during the development stage of $172,679 and a stockholders' deficit of $70,782 at June 30, 2009. In addition, the Company is in the development stage and has not yet generated any revenue. The ability of the Company to

                      BETA MUSIC GROUP, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

At inception, July 5, 2006, the authorized capital of the Company consisted of 10,000 shares of common stock with a par value of $.01. Effective March 31, 2008, the Articles of Incorporation were amended to increase the authorized number of shares of common stock to 100 million shares of common stock. At June 30, 2009, there are 10,189,710 shares outstanding.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

We did not generate any revenues from continuing operations during the three or six months ended June 30, 2009 or 2008.

During the three months ended June 30, 2009 we incurred general and administrative expenses totaling $37,542, as compared to $3,089 for the same period in the prior year. The increase in the current year was due primarily to an increase in compensation expense, rent expense and other professional fees.

Liquidity and Capital Resources

We have nominal assets. At June 30, 2009 we had cash of $1,909 and prepaid expenses of $17,190. At December 31, 2008 we had cash of $8 and prepaid expenses of $18,992. The increase in our cash holdings was attributable to advances from a related party.

Our operations to date have been funded by loans and capital contributions made by our affiliates.

Our total current liabilities at June 30, 2009 were $89,881 as compared to $48,234 at December 31, 2008. We have relied on related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $70,782. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

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

During the six months ended June 30, 2009, we used cash in operating activities of $30,875 as compared to $19,209 for the six months ended June 30, 2008. During the 2009 period, we used cash to fund our net loss of $75,443 offset by an increase in accrued wages-related party $41,472 and other changes in operating assets and liabilities.

During the six months ended June 30, 2009, we received net cash from financing activities of $32,776 as compared to $19,176 for the six months ended June 30, 2008.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                     Beta Music Group, Inc.

Date:  August 10, 2009                               By /s/ Michelle Tucker
                                                     Michelle Tucker
                                                     Chief Executive Officer