Form 10-Q
period 2009-09-30
Beta Music Group, Inc.
filed 2009-11-16
CIK 1452164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: SEPTEMBER 30, 2009

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

                               7359 Ballantrae Ct
                            Boca Raton, Florida 33496
                            -------------------------
                    (Address of principal executive offices)

                                  818-539-6507
                                  ------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                                 |X| Yes |_| No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required
to submit and post such files.)                                   |_| Yes |_| No

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 3, 2009 the Company had authorized 100,000,000 shares of $.01 par value common stock of which 16,555,315 shares of common stock were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BETA MUSIC GROUP, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                   September 30,    December 31,
                                                        2009            2008
                                                   -------------    ------------
                                                    (unaudited)      (audited)

                                     ASSETS

Current Assets:
  Cash .........................................     $   1,729       $       8
  Accounts receivable ..........................            49               -
  Prepaid expenses .............................        12,039          18,992
                                                     ---------       ---------

Total Assets ...................................     $  13,817       $  19,000
                                                     =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .............................     $     953       $  16,456
  Accounts payable-related parties .............        16,131           5,363
  Due to related entity ........................         2,250               -
  Accrued wages related party ..................        42,863          18,415
  Accrued liabilities ..........................             -           8,000
                                                     ---------       ---------

    Total Current Liabilities ..................        62,197          48,234
                                                     ---------       ---------

  Total Liabilities ............................        62,197          48,234

Stockholders' Equity
  Common stock, $.01 par value 100,000,000
   authorized 16,555,315 and 6,800,210 issued
   and outstanding, respectively ...............       165,553          68,002
  Deficit Accumulated in the Development Stage .      (213,933)        (97,236)
                                                     ---------       ---------
  Total Stockholders' Equity ...................       (48,380)        (29,234)
                                                     ---------       ---------

Total Liabilities and Stockholders' Equity .....     $  13,817       $  19,000
                                                     =========       =========

    See Accompanying Notes to the Unaudited Consolidated Financial Statements

                                      BETA MUSIC GROUP, INC AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                       UNAUDITED STATEMENTS OF OPERATIONS
                                                                                                      From
                                                                                                  July 5, 2006
                                                                                                    (Date of
                                       Three Months Ended              Nine Months Ended          Inception) to
                                  September 30,   September 30,   September 30,   September 30,   September 30,
                                      2009            2008            2009            2008            2009
                                  ------------    ------------    ------------    ------------    -------------
Revenue .......................   $         49    $          -    $         49    $          -    $      2,809

Cost of sales .................          2,199               -           2,199               -           4,450
                                  ------------    ------------    ------------    ------------    ------------

Gross profit ..................         (2,150)              -          (2,150)              -          (1,641)

General administrative expenses         38,853           7,971         114,547          27,630         212,292
                                  ------------    ------------    ------------    ------------    ------------

Income (loss) before provision
 for income tax ...............        (41,003)         (7,971)       (116,697)        (27,630)       (213,933)
                                  ------------    ------------    ------------    ------------    ------------

Income tax expense ............              -               -               -               -               -
                                  ------------    ------------    ------------    ------------    ------------

Net Loss ......................   $    (41,003)   $     (7,971)   $   (116,697)   $    (27,630)   $   (213,933)
                                  ============    ============    ============    ============    ============


Basic and Diluted Loss per
 Common Share .................   $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)   $      (0.06)
                                  ============    ============    ============    ============    ============

Basic and Diluted Weighted
 Average Common Shares
 Outstanding ..................     10,467,883       3,899,084       7,825,612       2,225,072       3,626,424
                                  ============    ============    ============    ============    ============

                   See Accompanying Notes to the Unaudited Consolidated Financial Statements

                                                       3

                                  BETA MUSIC GROUP, INC AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                                               Deficit
                                                                             Accumulated
                                                                               in the          Total
                                           Common                  Paid in   Development   Stockholders'
                                            Stock       Amount     Capital     Stage         Equity
                                         ----------   ----------   -------   -----------   -------------
Balance, July 5, 2006, date of
 inception ...........................            -   $        -   $     -   $        -    $          -
Proceeds from Founders shares issued
 on July 14, 2006 at $.01 per share ..       10,000          100         -            -             100
Net Loss .............................            -            -         -         (100)           (100)
                                         ----------   ----------   -------   ----------    ------------
Balance December 31, 2006 ............       10,000          100         -         (100)              -
Net Loss .............................            -            -         -      (21,522)        (21,522)
                                         ----------   ----------   -------   ----------    ------------
Balance, December 31, 2007 ...........       10,000          100         -      (21,622)        (21,522)
Shares issued for conversion of
 accounts payable-related parties at
 $.01 per share on March 31, 2008 ....    2,160,087       21,601         -            -          21,601
Shares issued for conversion of
 accounts payable-related party at
 $.01 per share on April 24, 2008 ....      244,000        2,440         -            -           2,440
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 May 27, 2008 at $.01 per share ......    1,000,091       10,001         -            -          10,001
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 August 21, 2008 at $.01 per share ...      383,000        3,830         -            -           3,830
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 September 4, 2008 at $.01 at
 $.01 per share ......................    1,126,590       11,266         -            -          11,266
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 October 22, 2008 at $.01 per share ..      645,500        6,455         -            -           6,455
Shares issued for prepaid expenses on
 October 22, 2008 at $.01 per share ..    1,230,942       12,309         -            -          12,309
Net Loss .............................            -            -         -      (75,614)        (75,614)
                                         ----------   ----------   -------   ----------    ------------
Balance December 31, 2008 (Audited) ..    6,800,210       68,002         -      (97,236)        (29,234)
Shares issued for conversion of
 accounts payable-related party and
 accrued wages-related parties on
 Janaury 7, 2009 at $.01 per share ...    1,969,500       19,695         -            -          19,695
Shares issued at $.01 per share for
 services and prepaid expenses on
 January 7, 2009 .....................      550,000        5,500         -            -           5,500
Shares issued at $.01 per share for
 conversion of accounts payable-
 related party and accrued wages-
 related parties on February 4, 2009 .      870,000        8,700         -            -           8,700
Shares issued for accrued liabilities
 and consulting expenses on
 August 3, 2009 at $.01 ..............      100,000        1,000         -            -           1,000
Shares issued at $.01 per share for
 conversion of accounts payable-
 related party and accrued wages-
 related parties on August 3, 2009 ...    4,790,605       47,906         -            -          47,906
Shares at $.01 per share issued for
 accrued rent-related party ..........      750,000        7,500         -            -           7,500
Shares issued at $.01 per share for
 conversion of accounts payable-
 related party and accrued wages-
 related parties on September 1, 2009       725,000        7,250         -            -           7,250
Net Loss .............................            -            -         -     (116,697)       (116,697)
                                         ----------   ----------   -------   ----------    ------------
Balance September 30, 2009 (Unaudited)   16,555,315   $  165,553   $     -   $ (213,933)   $    (48,380)
                                         ==========   ==========   =======   ==========    ============

                See Accompanying Notes to the Unaudited Consolidated Financial Statements

                                                    4

                                BETA MUSIC GROUP, INC AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                                 UNAUDITED STATEMENTS OF CASH FLOWS
                                                                                          From
                                                                                      July 5, 2006
                                                                                        (Date of
                                                           Nine Months Ended          Inception) to
                                                      September 30,   September 30,   September 30,
                                                          2009            2008            2009
                                                      -------------   -------------   -------------
OPERATING ACTIVITIES:
Net loss ..........................................   $   (116,697)   $    (27,630)   $   (213,933)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Stock issued for services and accrued liabilities          6,500               -          35,863
  Stock issued for accounts payable-related party .         36,300          49,138          36,300
  Changes in Assets and Liabilities:
    Accounts receivable ...........................            (49)              -             (49)
    Prepaid expenses ..............................          6,953               -          (3,949)
    Accounts payable ..............................        (15,503)          1,250             953
    Accounts payable-related party ................              -         (21,587)              -
    Accrued wages-related parties .................         30,848               -          42,863
    Due to related entity .........................          2,250               -           2,250
    Accrued liabilities ...........................              -               -               -
                                                      ------------    ------------    ------------
    Net Cash Used by Operating Activities .........        (49,398)          1,171         (99,702)
                                                      ------------    ------------    ------------

INVESTING ACTIVITIES:
  Investment in common stock of subsidiary ........              -            (281)           (281)
                                                      ------------    ------------    ------------
    Net Cash Provided by Investing Activities .....              -            (281)           (281)
                                                      ------------    ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from loans-related party ...............         52,119               -         102,612
  Repayment of loans-related party ................         (1,000)              -          (1,000)
  Proceeds from issuance of common stock ..........              -               -             100
                                                      ------------    ------------    ------------
    Net Cash Provided by Financing Activities .....         51,119               -         101,712
                                                      ------------    ------------    ------------

    Net Increase (Decrease) in Cash ...............          1,721             890           1,729
                                                      ------------    ------------    ------------

Cash at Beginning of Period .......................              8              79               -
                                                      ------------    ------------    ------------
Cash at End of Period .............................   $      1,729    $        969    $      1,729
                                                      ============    ============    ============

Supplemental Disclosures:
  Cash paid for income taxes ......................   $          -    $          -    $          -
                                                      ============    ============    ============
  Cash paid for interest ..........................   $          -    $          -    $          -
                                                      ============    ============    ============

  Non Cash Transactions:
    Shares issued for conversion of loans
       payable-related party ......................   $     41,351    $     49,138    $     82,344
                                                      ============    ============    ============
    Shares issued for prepaid expenses ............   $          -    $          -    $     12,309
                                                      ============    ============    ============
    Shares issued for rent expense ................   $     12,000    $          -    $     21,000
                                                      ============    ============    ============
    Shares issued for accrued liabilities .........   $      5,000    $          -    $     22,650
                                                      ============    ============    ============

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

On August 21, 2008, the Company filed Articles of Incorporation in the State of Florida for Famous Records, Corp. ("Famous" ) Famous' principal business purpose is to commercially release and promote finished "Master" recordings for distribution on an exclusive basis during a specific term to record stores, other non traditional outlets and digitally through downloads & ringtones. At September 30, 2009, Famous is wholly owned by Beta Music Group, Inc.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through November 16, 2009, which is the date these financial statements were filed with the Securities and Exchange Commission.

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

                      BETA MUSIC GROUP, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has net losses of $41,003 and $116,697 for the three and nine months ended September 30, 2009, respectively, and net cash used in operations of $49,398 for the nine months ended September 30, 2009; and a working capital deficit of $48,380, a deficit accumulated during the development stage of $213,933 and a stockholders' deficit of $48,380 at September 30, 2009. In addition, the Company is in the development stage and has not yet generated any significant revenue. The ability of the Company to continue as a going concern is dependent on Management's plans, which include implementation of its business plan and continuing to raise funds short-term loans from related parties and through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On August 3, 2009, the Company issued 3,940,605 shares of common stock to the Tucker Family Spendthrift Trust as repayment $31,906.05 of advances made to the Company and $7,500 of accrued rent The Company issued 1,600,000 shares of common stock to Officers and Directors for their services and also 100,000 shares to vendors for accrued liabilities and consulting expenses.

On September 1, 2009, the Company issued 85,000 shares to the Tucker Family Spendthrift Trust as repayment of $850 of advances made to the Company. Also on that date, the Company issued 640,000 shares to Officers and Directors.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCMENTS

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: FASB Statement 141 (R), "Business Combinations," which replaces FASB Statement No. 141). FASB ASC 805-10 is effective for the Company April 1, 2009 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company's financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, the FASB issued FASB ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted these provisions at the beginning of the fiscal year April 1, 2009. FASB ASC 805-10-05 will be applied prospectively for acquisitions in fiscal 2010 or thereafter.

                      BETA MUSIC GROUP, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, the FASB issued FASC Topic 855, Subsequent Events, formerly SFAS 165 ("FASC 855"), which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. FASC 855 is effective for interim and annual periods ending after June 15, 2009. We adopted FASC 855 for reporting in second quarter 2009. Adoption of FASC 855 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update ("ASU") 2009-01, Topic 105 - Generally Accepted Accounting Principles ("ASU 2009-01"), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC. ASU 2009-01 is effective for reporting periods ending after September 15, 2009. We adopted ASU 2009-01 for reporting in the second quarter 2009. The codification does not change or alter existing GAAP. Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

FASB ASC 820-10-65-4 (Prior authoritative literature: FASB Staff Position No. FAS 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly," provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10-65-4 also provides guidance for determining when a transaction is an orderly one. The Company adopted FASB ASC 820-10-65-4 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on the Company's Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurement and
Disclosures: Measuring Liabilities at Fair Value ("ASU 2009-05"), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. We do not expect adoption of ASU 2009-05 to have a material impact on our Consolidated Financial Statements.

NOTE 5 - SUBSEQUENT EVENTS

On October 2nd 2009, the Company formed a Florida wholly owned subsidiary, Delta Entertainment Group, Inc. ("Delta').

During October and November 2009, the Tucker Family Spendthrift Trust has advanced the Company and or its affiliates approximately $17,300.

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

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securitis and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

We did not generate significant revenues from continuing operations during the three or nine months ended September 30, 2009 or 2008.

During the three months ended September 30, 2009 we incurred general and administrative expenses totaling $38,853, as compared to $7,971 for the same period in the prior year. During the nine months ended September 30, 2009 we incurred general and administrative expenses totaling $144,547, as compared to $27,630 for the same period of the prior year. The increase in the current year was due primarily to an increase in compensation expense, rent expense and other professional fees.

Liquidity and Capital Resources

We have nominal assets. At September 30, 2009 we had cash of $1,729 and prepaid expenses of $12,039. At December 31, 2008 we had cash of $8 and prepaid expenses of $18,992. The increase in our cash holdings was attributable to advances from a related party.

Our operations to date have been funded by loans and capital contributions made by our affiliates.

Our total current liabilities at September 30, 2009 were $62,197 as compared to $48,234 at December 31, 2008. We have relied on related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $48,380. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

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

During the nine months ended September 30, 2009, we used cash in operating activities of $49,398 as compared to cash provided of $1,171 for the nine months ended September 30, 2008. During the 2009 period, we used cash to fund our net loss of $116,697 offset by an increase in accrued wages-related party $30,848 and other changes in operating assets and liabilities.

During the nine months ended September 30, 2009, we received net cash from financing activities of $52,119 as compared to nil for the nine months ended September 30, 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: FASB Statement 141 (R), "Business Combinations," which replaces FASB Statement No. 141). FASB ASC 805-10 is effective for the Company April 1, 2009 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company's financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, the FASB issued FASB ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted these provisions at the beginning of the fiscal year April 1, 2009. FASB ASC 805-10-05 will be applied prospectively for acquisitions in fiscal 2010 or thereafter.

In May 2009, the FASB issued FASC Topic 855, Subsequent Events, formerly SFAS 165 ("FASC 855"), which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. FASC 855 is effective for interim and annual periods ending after June 15, 2009. We adopted FASC 855 for reporting in second quarter 2009. Adoption of FASC 855 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update ("ASU") 2009-01, Topic 105 - Generally Accepted Accounting Principles ("ASU 2009-01"), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC. ASU 2009-01 is effective for reporting periods ending after September 15, 2009. We adopted ASU 2009-01 for reporting in the second quarter 2009. The codification does not change or alter existing GAAP. Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

FASB ASC 820-10-65-4 (Prior authoritative literature: FASB Staff Position No. FAS 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly," provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10-65-4 also provides guidance for determining when a transaction is an orderly one. The Company adopted FASB ASC 820-10-65-4 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on the Company's Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurement and
Disclosures: Measuring Liabilities at Fair Value ("ASU 2009-05"), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. We do not expect adoption of ASU 2009-05 to have a material impact on our Consolidated Financial Statements.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. SALE OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2009, the Company issued 85,000 shares to the Tucker Family Spendthrift Trust as repayment of $850 of advances made to the Company. Also on that date, the Company issued 640,000 shares to Officers and Directors.

On August 3, 2009, the Company issued 3,940,605 shares of common stock to the Tucker Family Spendthrift Trust as repayment $31,906.05 of advances made to the Company and $7,500 of accrued rent The Company issued 1,600,000 shares of common stock to Officers and Directors for their services and also 100,000 shares to vendors for accrued liabilities and consulting expenses.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Set forth below is a list of exhibits to this quarterly report on Form 10Q.

Exhibit
 Number                            Description
-------   ----------------------------------------------------------------------
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

                                        Beta Music Group, Inc.

Date:  November 16, 2009                By /s/ Michelle Tucker
                                        Michelle Tucker
                                        Chief Executive Officer