Form 10-K
period 2009-12-31
Beta Music Group, Inc.
filed 2010-08-06
CIK 1452164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-K
                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended: December 31, 2009
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from: _____________ to _____________

                       Commission file number 333-113296

                             BETA MUSIC GROUP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                             26-0582871
             -------                                             ----------
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                    160 EAST 65TH STREET NEW YORK, NY 10065
                    ---------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212)249-4900
                                 -------------
              (Registrant's telephone number, including area code)

                   7359 BALLANTRAE COUR BOCA RATON, FL 33495
                   -----------------------------------------
         (Former name or former address, if changed since last report)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------          -----------------------------------------
common stock, $0.01 par value                            None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                  ------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                [ ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                [ ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                [ ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                [ ] Yes   [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                       [X]

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

   Large accelerated filer [ ]                  Accelerated filer         [ ]
   Non-accelerated filer   [ ]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                [X] Yes   [ ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter as reported by the Pink Sheets OTC on August 2, 2010 was approximately $44,000.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                [ ] Yes   [ ] No

                     APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 16,555,315 shares of common stock, $.01 par value as of August 2, 2010.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K(e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to the security holders; (2) Any proxy or information statement ; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

                                     None.

      THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS RELATING TO BETA MUSIC GROUP, INC. ("BETA", "BETA MUSIC" "WE", "OUR", OR THE "COMPANY") WHICH REPRESENT OUR CURRENT EXPECTATIONS OR BELIEFS INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING OUR OPERATIONS, PERFORMANCE, AND FINANCIAL CONDITION. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CREDIT LOSSES, DEPENDENCE ON MANAGEMENT AND KEY PERSONNEL, VARIABILITY OF QUARTERLY RESULTS, AND OUR ABILITY TO CONTINUE GROWTH. STATEMENTS IN THIS ANNUAL REPORT ABOUT THE COMPANY'S FUTURE EXPECTATIONS, BELIEFS, GOALS, PLANS OR PROSPECTS CONSTITUTE FORWARD-LOOKING STATEMENTS. YOU SHOULD ALSO SEE OUR RISK FACTORS BEGINNING ON PAGE 9. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", ANTICIPATE", "INTEND", "COULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OR OTHER COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD- LOOKING STATEMENTS. OTHER MATTERS SUCH AS OUR GROWTH STRATEGY AND COMPETITION ARE BEYOND OUR CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL OUTCOMES AND RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS.

      ANY FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE ON WHICH SUCH STATEMENT IS MADE, AND WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT OR STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. NEW FACTORS EMERGE FROM TIME TO TIME AND IT IS NOT POSSIBLE FOR US TO PREDICT ALL OF SUCH FACTORS, NOR CAN WE ASSESS THE IMPACT OF EACH SUCH FACTOR ON THE BUSINESS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

      WE ARE UNDER NO DUTY TO UPDATE SUCH FORWARD-LOOKING STATEMENTS.

                               TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----
ITEM 1.  Business ........................................................     1

ITEM 1A. Risk Factors ....................................................     9

ITEM 1B. Unresolved Staff Comments .......................................    13

ITEM 2.  Properties ......................................................    13

ITEM 3.  Legal Proceedings ...............................................    13

ITEM 4.  Submission of Matters to a Vote of Security Holders .............    13

                                    PART II

ITEM 5.  Market for Common Equity Related Stockholder Matters and Issuer
         Purchases of Equity Securities ..................................    13

ITEM 6.  Selected Financial Data .........................................    14

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation ............................................    14

ITEM 7A. Quantitative and qualitative disclosure .........................    16

ITEM 8.  Financial Statement and Supplemental Data .......................    16

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ............................................    16

ITEM 9A. Controls and procedures .........................................    16

ITEM 9B. Other information ...............................................    18

                                    PART III

ITEM 10. Directors, Executive Officers and Corporate Governance ..........    18

ITEM 11. Executive Compensation ..........................................    19

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters .................................    20

ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence ....................................................    21

ITEM 14. Principal Accounting Fees and Services ..........................    21

                                    PART IV

ITEM 15. Exhibits, Financial Statement Schedule ..........................    22

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND:

         Beta Music Group Inc. ("BETA", the "Company" or the "Registrant") is a Florida corporation incorporated in the state of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 15, 2007 we changed our name to The Next Pop Star Inc. Our original business endeavor was to produce live entertainment competitions (in installments or episodes) to be taped and/or filmed for distribution by television and/or internet means. We were not successful and refocused our operations. In conjunction with this change in our business focus, on October 23, 2008 we changed our name to Beta Music Group, Inc.

         The Company, through its subsidiary, Famous Records, Corp., new business focus was to establish contact with new artists who write their own songs ("singer-songwriters") and produce their own work. The Company's objective was to sign these artists to exclusive services agreements or license the artists' products for exploitation in domestic and foreign markets. Once these artists were signed, their appeal could be enhanced by concert promotions. With limited capital we were not successful.

         In December 2009 there was a change in the Company's control and new management was appointed. In connection with this change in control, Beta spun-off the operations of Delta Entertainment Group, Inc, the holding company for Famous Records, pursuant to a stock dividend to the shareholders of record of Beta on December 15, 2009. These shareholders received one share of common stock of Delta for every one share of Beta. The spin-off was effective April 12, 2010. Since the completion of the spin-off, the Company has had no operations. Its current objective is to identify potential business acquisitions.

GENERAL:

         Since we no longer have operations, our focus will be to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and our shareholders. We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserves the right to acquire a Target Business located elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plans, proposals, agreements, understandings or arrangements to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

"SHELL" CORPORATION

         We were previously a developmental stage company with limited operations. Currently, we have virtually no business operations and expect to conduct none in the future, other than our efforts to effectuate a Business Combination. As a result we can be characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon the efforts of our sole officer and director to effectuate a Business Combination. Assuming he is successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business combinations and will have no control over the decision making relating to such.

         Due to our limited capital resources, the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

         We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming; possibly in excess of many months. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time. If this occurs, the Company and our shareholders might not realize any type of profit.

UNSPECIFIED INDUSTRY AND TARGET BUSINESS.

         We will seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business located outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: Internet services, real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) is engaged in wholesale or retail distribution. To date, we have not selected any particular industry or any Target Business in which to concentrate our Business Combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate.

         To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

PROBABLE LACK OF BUSINESS DIVERSIFICATION.

         As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business.

         Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

LIMITED ABILITY TO EVALUATE TARGET BUSINESS' MANAGEMENT.

         While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. There can be no assurance that current management will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct, especially since none of our management are professional business analysts. See "Directors, Executive Officers, Promoters and Control Persons".

         Accordingly, we will be dependant, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

OPPORTUNITY FOR SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS.

         Our shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, may be subject to shareholder approval pursuant to applicable law. As a result, our shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Company's Common Stock) to shareholders disapproving the proposed Business Combination.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION.

         We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisitions may not us to offset potential losses from one venture against profits from another. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order:

   -  financial condition and results of operation of the Target Business;

   - growth potential and projected financial performance of the Target Business and the industry in which it operates;

   - experience and skill of management and availability of additional personnel of the Target Business;

   -  capital requirements of the Target Business;

   - the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination;

   -  the location of the Target Business;

   -  competitive position of the Target Business;

   - stage of development of the product, process or service of the Target Business;

   - degree of current or potential market acceptance of the product, process or service of the Target Business;

   - possible proprietary features and possible other protection of the product, process or service of the Target Business;

   - regulatory environment of the industry in which the Target Business operates;

   -  costs associated with effecting the Business Combination; and

   - equity interest in and possible management participation in the Target Business.

         The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

         We will be dependent upon the owners of a Target Business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may engage in a Business Combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the Target Business will not have proven its abilities or effectiveness, the eventual market for the products or services of the Target Business will likely not be established, and the Target Business may not be profitable subsequent to a Business Combination.

         Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

         In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws cannot presently be ascertained with any degree of certainty. Management only devotes a small portion of their time to the operations of the Company, and accordingly, consummation of a Business Combination may require a greater period of time than if management devoted its full time to the Company's affairs.

         However management will devote such time as they deem reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

         We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of management, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate. Management has a network of business contacts and believes that prospective Target Businesses will be referred to the Company through these network of contacts.

         We also expect that many prospective Target Businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our management, promoters, or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service.

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination.

         To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

         We will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control is likely to occur which will likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

         Any such change in control may also result in the resignation or removal of our present officer and director. If there is a change in management, no assurance can be given as to the experience or qualification of such persons, either in the operation of our activities or in the operation of the business, assets or property being acquired. Management considers it likely that in order to consummate a Business Combination, a change in control will occur; therefore, management anticipates offering a controlling interest to a Target Business in order to effectuate a Business Combination.

         Management may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management. It is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided.

         There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

         If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of present shareholders.

         Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist.

CONFLICTS OF INTEREST.

         Management is not required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities. Our affiliates, officers and directors may engage in other business activities similar and dissimilar to those we are engaged in. To the extent that management engages in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Management may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

INVESTMENT COMPANY ACT AND OTHER REGULATION

         We may participate in a Business Combination by purchasing, trading or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

ITEM 1A. RISK FACTORS.

         The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be materially adversely affected. In such case, the Company may not be able to proceed with its planned operations and your investment may be lost entirely.

                                  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE EXTREMELY LIMITED ASSETS AND NO SOURCE OF REVENUE.

         We have virtually no assets and have had limited revenues since inception. We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger. We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders, or that any such business will operate on a profitable basis.

         We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

WE FACE A NUMBER OF RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS, INCLUDING THE POSSIBILITY THAT WE MAY INCUR SUBSTANTIAL DEBT WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way. Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

         The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of a yet to be identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

         While seeking a business combination, management anticipates devoting limited time to our affairs. Our officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THERE CAN BE NO ASSURANCE THAT WE WILL SUCCESSFULLY CONSUMMATE A BUSINESS COMBINATION.

         We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms. At the date of this filing, we have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

THE TERMS FOR ANY FUTURE BUSINESS COMBINATION THAT INVOLVE RELATED PARTIES OR AFFILIATES MAY NOT BE ON TERMS THAT ARE COMPARABLE TO WHAT COULD BE OBTAINED FROM UNAFFILIATED THIRD PARTIES.

         Our management and affiliates will play an integral role in establishing the terms for any future business combination. We do not have policies and procedures in place to govern transactions with related parties or affiliates, accordingly, these transactions may be negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

WE MAY FACE ADVERSE TAX CONSEQUENCES.

         To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY.

         The Company currently has no business that produces revenues; however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require the Company to engage legal, accounting and auditing services. The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company's ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require the Company to establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting. In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

         Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

         If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargos, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

         We will require additional financing. Any debt or equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition.

RISKS RELATED TO OUR STOCKHOLDERS AND SHARES OF COMMON STOCK

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

         We have never paid cash dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of cash dividends will be re-invested into the Company to further our business strategy.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

         Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE AMEX. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

IT IS LIKELY THAT OUR COMMON STOCK WILL BE CONSIDERED "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

         Our common stock may be deemed to be "penny stock" as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

         The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

WE EXPECT TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

         Our Articles of Incorporation authorize the Company to issue 100,000,000 shares of common stock. Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.  PROPERTIES.

         Our executive offices are currently located at 160 East 65th Street New York, NY 10065 which is also the principal place of business of our chief executive officer. The office is provided rent free and should be sufficient to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A. MARKET INFORMATION

         Our common stock currently trades on the Pink Sheets
Over-the-Counter-under the symbol ("BEMG"). There is a very limited market for our common stock. Our common stock began trading on the Over-the-Counter Bulletin Board on September 2009. There has been a very limited market for our common stock.

2009                                               HIGH*      LOW*

First Quarter ...............................      $N/A       $N/A
Second Quarter ..............................      $N/A       $N/A
Third Quarter ...............................      $0.11      $0.10
Fourth Quarter ..............................      $0.11      $0.10

2010                                               HIGH*      LOW*

First Quarter ...............................      $0.20      $0.10
Second Quarter ..............................      $0.51      $0.25
Third Quarter (through August 2, 2010) ......      $0.20      $0.19

B. HOLDERS

         As of December 31, 2009 there were 85 shareholders of record of our Common Stock.

         Our transfer agent is Pacific Stock Transfer Company. Their mailing address is 4045 South Spencer Street Suite 403, Las Vegas, NV 89119.

C. DIVIDENDS

         Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid any cash dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Florida law.

D. EQUITY COMPENSATION PLANS

         None.

E. SALE OF UNREGISTERED SECURITIES

         At various dates since its incorporation, we have issued unregistered shares of our Common Stock. Sales of unregistered shares of Common Stock were made to in reliance on Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, and the certificates were legended to prevent transfer except in compliance with applicable laws. In addition, each subscriber was provided with access to the Registrant's officers, directors, books and records to obtain any information.

         We have issued a total of 3,720,000 shares of our common stock to Michelle Tucker for officer and director compensation valued at $43,750. We have also issued to both Marshall Freeman and Francisco Del 75,000 shares of our common stock which was valued at $1,950.

         We also issued a total of 5,735,105 to the Tucker Family Spendthrift Trust, an affiliated entity of Michelle Tucker, our former chief executive officer, as consideration for repayment of outstanding loan obligations and for accrued rent.

EFFECT OF "SHELL" COMPANY STATUS":

         Because we are a shell company as defined under the Rules of the Securities and Exchange Commission, we are disqualified from using a short form of registration statement (S-8) for the issuance of employee stock options. Furthermore, holders of restricted securities issued while we were or are a shell company may not re-sell the restricted securities pursuant to SEC Rule 144 for a period of one year after we cease to be a shell and have filed the necessary report with the SEC to that effect.

ITEM 6. SELECTED FINANCIAL DATA.

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2009.

         We were previously a subsidiary of Pop Starz Records Inc. Our common stock was spun off by Pop Starz Records Inc. on January 9, 2010. On April 12, 2010 we spun off the shares of common stock of our subsidiary Delta Entertainment, Group. to our shareholders of record on December 15, 2009.

         We are currently a shell Company and have limited continuing operations. Our business objective is to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. The Company through its subsidiary, Famous Records, was previously in the business of producing master recordings to commercially release and promote finished "Master" recordings for distribution.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO DECEMBER 31, 2008

REVENUES:

         We are a shell company with no operations. We had no revenues in either 2009 or 2008. Our revenues since Inception (July 5, 2006) totaled $2,760.

OPERATING UPDATE:

         General and administrative expenses for the years ended 2009 and 2008 totaled $93,852 and $62,090 respectively. Total general and administrative expenses since Inception totaled $178,073. Our Net loss from continuing operations for the year ended December 31, 2009 and 2008 totaled $93,852 and $62,090 and $177,564 since inception. We also recorded a net loss from discontinued operations of $84,560 and $13,524. Our Net Losses for the years ended December 31, 2009, 2008 and from Inception totaled $178,367, $(75,614) and $275,603.

         Our Net Loss per share in 2009 totaled $0.01 and $0.02 in 2008.

LIQUIDITY AND CAPITAL RESOURCES:

ASSETS AND LIABILITIES

         At December 31, 2009, we had cash totaling $1,936, prepaid expenses of $1,600 and assets attributable to our discontinued operations totaling $11,070 Our total assets were $14,606. At December 31, 2008, we had $8 ..00 in cash, $7,366 in prepaid expenses and $11,626 assets attributable to discontinued operations. Our total assets were $19,000.

         Our liabilities at December 31, 2009 totaled $99,698 of which $94,211 represents current liabilities attributable to discontinued operations. Our liabilities at December 31, 2008 totaled $48,234 consisting of $16,456 in accounts payable, $5,295 due related parties, $14,400 in accrued liabilities and $12,083 attributable to discontinued operations.

         We have a working capital deficit at December 31, 2009 and 2008 of $85,137 and $29,234 respectively.

         We have no revenues to satisfy our ongoing liabilities. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

PLAN OF OPERATION FOR FISCAL YEAR 2010

         We will attempt to identify an acquisition candidate. We have had discussions with several companies in different industries. However, we have not come to terms with any company and there can be no assurance that we will enter an agreement at any time in the near future.

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements have been examined to the extent indicated in their reports by Malonebailey LLP and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates, Chartered, causing the board of directors of Beta Music Group, Inc. (the "Registrant") to concurrently dismiss Moore & Associates, Chartered (the "Dismissal") and appoint a new independent registered public accounting firm.

         The reports of Moore & Associates, Chartered on the audited financial statements of the Registrant for the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except a going concern qualification in its audit report dated February 20, 2009 on the Registrant's financial statements for the fiscal year ended December 31, 2008. A going concern qualification was also included in its audit report dated June 4, 2008 on the Registrant's financial statements for the fiscal year ended December 31, 2007.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2009 and, based on their evaluation, and, have concluded that the disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2009, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2009, was effective.

         Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

      o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

      o provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

      o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

         This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

CORPORATE GOVERNANCE.

         We have one director. We do not have an audit committee, compensation committee or nominating committee. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future. We do not believe that we will be able to attract independent board members until such time as we acquire an operating business.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

NAME:                    AGE:         POSITION:
Edwin Mendlinger         74           CEO/President/Secretary/CFO/Director

OFFICERS AND DIRECTORS:

         EDWIN MENDLINGER: Mr. Mendlinger currently serves as our sole officer and director. He has been involved in investment banking for over 40 years. He has been instrumental in structuring a variety of investment banking transactions, including initial public offerings, reverse mergers, consolidations and restructuring both as a principal and agent. He was the founder of Mendlinger, Snyder Inc., formerly a FINRA member firm. He currently works as an independent consultant in New York. He attended New York University receiving his Bachelor of Science degree in accounting with a minor in finance.

COMMITTEES OF THE BOARD OF DIRECTORS

         None.

COMPENSATION OF DIRECTORS

         Our current director does not receive any compensation, either in cash or common stock, for serving on our Board of Directors. Board members are reimbursed for their reasonable expenses incurred in attending board or committee meetings. Our prior Board members received 5,000 shares of our common stock per month in consideration for serving on our Board of Directors.

TERMS OF OFFICE

         Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

PENALTIES OR SANCTIONS

         To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

PERSONAL BANKRUPTCIES

         To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

FAMILY RELATIONSHIPS

         None.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         For companies registered pursuant to section 12(g) of the Exchange Act,
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

ITEM 11. EXECUTIVE COMPENSATION.

         Our current CEO has not been paid any compensation since assuming office in December 2009 and there is no employment agreement in place. The Company has not set any parameters to pay any salaries. We believe that any compensation to be paid should be based on the belief that any compensation programs should: be aligned with stockholders' interests and business objectives; reward performance; and be externally competitive and internally equitable. We may compensate our officers with cash compensation and equity awards.

         Prior to Mr. Mendlinger's appointment as our chief executive officer, Michelle Tucker served as our sole officer and a board member. Ms. Tucker was paid a monthly salary of $3,000. Ms. Tucker was also received 5,000 shares of the Company's common stock per month for serving as our chief financial officer and 5,000 shares of common stock per month for serving on our Board of Directors. Marshall Freeman and Francisco Del were former Board members. Mr. Freeman and Mr. Del received 5,000 shares of common stock per month for serving on our board of directors.

         Ms. Tucker has not received any cash compensation. She has been issued a total of 3,720,000 shares of our common stock for services rendered as an officer and director. Mr. Freeman and Mr. Del have each been issued a total of 75,000 shares of our common stock as director compensation.

         The following table discloses compensation paid during the fiscal years ended December 31, 2009 and 2008 to the Company's Chief Executive Officer and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2009 (collectively, the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

                                                    STOCK       OPTION
                                                    AWARDS      AWARDS
NAME AND                       SALARY    BONUS       ($)         ($)      TOTAL
PRINCIPAL POSITION     YEAR     ($)       ($)        (1)         (2)       ($)
-------------------    ----    ------    -----    ----------    ------    ------
Edwin Mendlinger       2009       0        0            0          0           0
                       2008       0        0            0          0           0

Michelle Tucker (1)    2009       0        0      $43,750(2)       0      43,750
                       2008       0        0            0          0           0
---------
(1) Former CEO

(2) The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years indicated in accordance with SFAS No. 123(R). These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

STOCK OPTIONS GRANTED/EXERCISED IN LAST YEAR

         The Company has never issued any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of December 31, 2009 with respect to the beneficial ownership of the Company's Common Stock by:
(i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

NAME                       NO. OF SHARES OF COMMON STOCK (1)    PERCENT OF CLASS
----                       ---------------------------------    ----------------
Edwin Mendlinger ..........                   -0-                      -0-
Mark Teitelbaum ...........            13,711,676                     82.8%
Michelle Tucker(1) ........             1,528,795                      9.2%
--------------------------------------------------------------------------------
(All officers and directors                   -0-                      -0-
as a group member)

(1) Includes 741,602 shares owned by Michelle Tucker and 787,193 shares of common stock owned by the Tucker Family Spendthrift Trust, an entity in which Ms. Tucker serves as a co-trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

         Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

     (A) any director or officer;

     (B) any proposed nominee for election as a director;

     (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

     (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

         During the years ended December 31, 2009 our officers and directors were issued a total of 3,870,000 shares of common stock for services rendered.

         We also issued to the Tucker Family Revocable Trust, an affiliate of Michelle Tucker, a total of 5,735,105 shares of our common stock in exchange for repayment of loans and for rent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         AUDIT FEES. The aggregate fees billed for professional services rendered was $10,000 and $3,500 for the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008, respectively, and $4,500 and $4,500 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended 2009 and 2008 respectively.

         AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." There were no such fees billed for the fiscal year ended December 31, 2009 and 2008.

         TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2009 and 2008.

         We do not have an audit committee. Therefore, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, our Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."

         Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

         Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2009 and 2008 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2009 AND 2008

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND CUMULATIVE SINCE INCEPTION (July 5, 2006).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND CUMULATIVE SINCE INCEPTION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

NOTES TO FINANCIAL STATEMENTS

(b) Index to Exhibits

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         BETA MUSIC GROUP, INC.

         Date: August 4, 2010

         By: /s/ Edwin Mendlinger
             --------------------
             Edwin Mendlinger
             CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Edwin Mendlinger                     Date: August 4, 2010
    --------------------
    Edwin Mendlinger
    CEO and Director

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Beta Music Group, Inc.
(A Development Stage Company)
New York, NY

We have audited the consolidated balance sheets of Beta Music Group, Inc. ("the Company") as of December 31, 2008 and 2009, and the consolidated statements of operations, shareholders' equity and cash flows for the years then ended and for the period from July 5, 2006 (inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of at the Company as of December 31, 2008 and 2009, and the results of their operations and cash flows for the years then ended and for the period from inception through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

August 4, 2010

                    Beta Music Group, Inc. and Subsidiaries
                          (A Development Stage Entity)
                                 Balance Sheets

                                                    December 31,   December 31,
                                                        2009           2008
                                                    ------------   ------------
                                     ASSETS
Current Assets:
   Cash .........................................   $      1,936   $          8
   Prepaid expenses .............................          1,600          7,366
   Current assets of discontinued operations ....         11,070         11,626
                                                    ------------   ------------

      Total Assets ..............................   $     14,606   $     19,000
                                                    ============   ============

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:
   Accounts payable .............................   $          -   $     16,456
   Accounts payable-related parties .............              -          5,295
   Accrued liabilities ..........................            487         14,400
   Notes payable ................................          5,000              -
   Current liabilities of discontinued operations         94,211         12,083
                                                    ------------   ------------
      Total Current Liabilities .................         99,698         48,234
                                                    ------------   ------------

Total Liabilities ...............................         99,698         48,234
                                                    ------------   ------------

Stockholder's Equity
   Common stock, $.01 par value 100,000,000
    authorized and 16,555,315 and 6,800,210
    issued and outstanding, respectively ........        165,553         68,002
   Additional paid in capital ...................         24,958              -
   Deficit Accumulated in the Development Stage         (275,648)       (97,236)
                                                    ------------   ------------
      Total Beta Music Group, Inc. Equity .......        (85,137)       (29,234)
   Non Controlling Interest .....................             45              -
                                                    ------------   ------------
      Total Liabilities and Stockholders' Deficit   $     14,606   $     19,000
                                                    ============   ============

              The accompanying notes are an integral part of these
                      consolidated financials statements.

                           Beta Music Group, Inc. and Subsidiaries
                                (A Development Stage Entity)
                                  Statements of Operations
                                                                                From
                                                                            July 5, 2006
                                                                         (Date of Inception)
                                           December 31,   December 31,     to December 31,
                                               2009           2008              2009
                                           ------------   ------------   -------------------
Revenue .................................  $          -   $          -   $             2,760

Cost of sales ...........................             -              -                 2,251
                                           ------------   ------------   -------------------

Gross profit ............................             -              -                   509

General administrative expenses .........        93,852         62,090               178,073
                                           ------------   ------------   -------------------

Net loss from continuing operations .....       (93,852)       (62,090)             (177,564)
                                           ------------   ------------   -------------------

Loss from discontinued operations .......       (84,560)       (13,524)              (98,084)
                                           ------------   ------------   -------------------

Provision for income taxes ..............             -              -                     -
                                           ------------   ------------   -------------------

Net Loss ................................  $   (178,412)  $    (75,614)  $          (275,648)
                                           ------------   ------------   -------------------
Less: Net loss attributable to
 noncontrolling Interest ................           (45)             -                   (45)
NET LOSS ATTRIBUTABLE TO BETA MUSIC
 GROUP, INC..............................      (178,367)       (75,614)             (275,603)
                                           ============   ============   ===================

Basic and Diluted Loss per Common Share
   Loss from continuing operations ......  $      (0.01)  $      (0.02)
                                           ============   ============
   Loss from discontinued operations ....  $      (0.01)  $          -
                                           ============   ============
   Net loss .............................  $      (0.01)  $      (0.02)
                                           ============   ============

Basic and Diluted Weighted Average
  Common Shares Outstanding .............    12,616,763      3,265,157
                                           ============   ============

                    The accompanying notes are an integral part of these
                             consolidated financials statements.

                                             F-3

                                           Beta Music Group, Inc. and Subsidiaries
                                                (A Development Stage Entity)
                                        Statement of Changes in Shareholders' Equity
                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                                    in the         Total
                                                                     Common              Paid in  Development  Stockholders'
                                                                     Stock      Amount   Capital     Stage        Deficit
                                                                   ----------  --------  -------  -----------  -------------
Balance, July 5, 2006, date of inception ........................           -  $      -  $     -  $         -  $           -
Proceeds from Founders shares issued on July 14, 2006 at
  $.01 per share ................................................      10,000       100        -            -            100
Net Loss ........................................................           -         -        -         (100)          (100)
                                                                   ----------  --------  -------  -----------  -------------
Balance December 31, 2006 .......................................      10,000       100        -         (100)             -
Net Loss ........................................................           -         -        -      (21,522)       (21,522)
                                                                   ----------  --------  -------  -----------  -------------
Balance, December 31, 2007 ......................................      10,000       100        -      (21,622)       (21,522)
Shares issued for conversion of accounts payable-related parties
  at $.01 per share on March 31, 2008 ...........................   2,160,087    21,601        -            -         21,601
Shares issued for conversion of accounts payable-related party
  at $.01 per share on April 24, 2008 ...........................     244,000     2,440        -            -          2,440
Shares issued for conversion of accounts payable-related party
  on May 27, 2008 ...............................................     940,091     9,401        -            -          9,401
Shares issued for officer compensation on May 31, 2008 ..........      60,000       600        -            -            600
Shares issued for conversion of accounts payable-related party
  on August 21, 2008 ............................................      85,000       850        -            -            850
Shares issued for officer compensation on August 21, 2008 .......     298,000     2,980        -            -          2,980
Shares issued for conversion of accounts payable-related party
  and accrued wages-related parties on September 4, 2008 ........   1,106,590    11,066        -            -         11,066
Shares issued for officer compensation on May 31, 2008 ..........      20,000       200        -            -            200
Shares issued for conversion of accounts payable-related party
  on October 22, 2008 ...........................................     175,500     1,755        -            -          1,755
Shares issued for conversion of rent for October 2008 ...........     150,000     1,500        -            -          1,500
Shares issued for officer compensation on October 22, 2008 ......     320,000     3,200        -            -          3,200
Shares issued for prepaid expenses on October 22, 2008 ..........   1,230,942    12,309        -            -         12,309
Net Loss ........................................................           -         -        -      (75,614)       (75,614)
                                                                   ----------  --------  -------  -----------  -------------
Balance, December 31, 2008 ......................................   6,800,210    68,002        -      (97,236)       (29,234)
Shares issued for conversion of accounts payable-related party
  at 12/31/2008 on Janaury 7, 2009 at $.01 per share ............     529,500     5,295        -            -          5,295
Shares issued for borrowing from related party in January .......      30,000       300        -            -            300
Shares issued for accrued officer compensation on Jaunary 7, 2009     640,000     6,400        -            -          6,400
Shares issued for officer compensation of January 2009 on
  Jaunary 7, 2009 ...............................................     320,000     3,200        -            -          3,200
Shares issued for conversion of accrued rent of November and
  December 2008 on January 7, 2009 ..............................     300,000     3,000        -            -          3,000
Shares issued for rent of January 2009 ..........................     150,000     1,500        -            -          1,500
Shares issued at $.01 per share for prepaid expense on
  January 7, 2009 ...............................................      50,000       500        -            -            500
Shares issued at $.01 per share for accrued liability at
  December 31, 2008 on January 7, 2009 ..........................     500,000     5,000        -            -          5,000
Shares issued for conversion of accounts payable-related party
  on February 4, 2009 ...........................................     400,000     4,000        -            -          4,000
Shares issued for officer compensation on February 4, 2009 ......     320,000     3,200        -            -          3,200
Shares issued for rent of February 2009 on February 4, 2009 .....     150,000     1,500        -            -          1,500
Shares issued for consulting expenses on August 3, 2009 at $.01 .     100,000     1,000        -            -          1,000
Shares issued for conversion of accounts payable-related party
  on August 3, 2009 .............................................   3,190,605    31,906        -            -         31,906
Shares issued for rent of March - July 2009 on August 3, 2009 ...     750,000     7,500        -            -          7,500
Shares issued for officer compensation of March - July 2009 on
  August 3, 2009 ................................................   1,600,000    16,000        -            -         16,000
Shares issued for conversion of accounts payable-related party
  on September 1, 2009 ..........................................      85,000       850        -            -            850
Shares issued for officer compensation of August-September 2009
  on August 3, 2009 .............................................     640,000     6,400        -            -          6,400
Contributed capital from related party debt forgiveness .........           -         -   24,958            -         24,958
Net Loss ........................................................           -         -        -     (178,412)      (178,412)
                                                                   ----------  --------  -------  -----------  -------------
Balance, December 31, 2009 ......................................  16,555,315  $165,553  $24,958  $  (275,648) $     (85,137)
                                                                   ==========  ========  =======  ===========  =============

                                    The accompanying notes are an integral part of these
                                             consolidated financials statements.

                                                             F-4

                                 Beta Music Group, Inc. and Subsidiaries
                                      (A Development Stage Entity)
                                        Statements of Cash Flows
                                                                                            From
                                                                                        July 5, 2006
                                                                                     (Date of Inception)
                                                       December 31,   December 31,     to December 31,
                                                           2009           2008              2009
                                                       ------------   ------------   -------------------
OPERATING ACTIVITIES:
Net loss ............................................  $   (178,412)  $    (75,614)  $          (275,648)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
   Rent expense paid through issuance of common stock        41,800          9,750                51,550
   Shares of subsidiary issued to minority interest .            45              -                    45
   Amortization of prepaid expenses .................        11,129              -                11,129
   Changes in Assets and Liabilities:
      Accounts receivable ...........................          (834)             -                  (834)
      Prepaid expenses ..............................        (1,600)        (3,750)               (1,600)
      Accounts payable ..............................       (16,456)        16,456                     -
      Accounts payable-related parties ..............         2,750              -                 2,750
      Accrued liabilities ...........................           487          8,000                   487
                                                       ------------   ------------   -------------------
   Net Cash Provided (Used) by Operating Activities .       (91,978)       (26,743)             (163,008)
                                                       ------------   ------------   -------------------

FINANCING ACTIVITIES:
      Proceeds from related party advances ..........        92,879         26,672               163,917
      Repayment of related party advances ...........        (1,600)             -                (1,600)
      Proceeds from notes payable ...................         5,000              -                 5,000
                                                       ------------   ------------   -------------------
   Net Cash Provided by Financing Activities ........        96,279         26,672               167,317
                                                       ------------   ------------   -------------------

      Net Increase in Cash ..........................         4,301            (71)                4,309
                                                       ------------   ------------   -------------------

Cash at Beginning of Period .........................             8              -                     -
                                                       ------------   ------------   -------------------
Cash at End of Period ...............................  $      4,309   $        (71)  $             4,309
                                                       ============   ============   ===================

Supplemental Disclosures:
   Cash paid for income taxes .......................  $          -   $          -   $                 -
                                                       ============   ============   ===================
   Cash paid for interest ...........................  $          -   $          -   $                 -
                                                       ============   ============   ===================

                          The accompanying notes are an integral part of these
                                   consolidated financials statements.

                                                   F-5

                    Beta Music Group, Inc. and Subsidiaries
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

NOTE 1: DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

Beta Music Group, Inc. ("the Company" or "Beta") was incorporated in the State of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 14, 2007 the name of the Company was changed to The Next Pop Star, Inc. On October 20, 2008, the name was changed again to Beta Music Group, Inc.

The consolidated financial statements include the accounts of the Company's subsidiaries Delta Entertainment Group, Inc. ("Delta") and Famous Records, Corp. ("Famous").

The Company, through its subsidiary Famous, is in the business of producing master recordings to commercially release and promote finished "Master" recordings for distribution on an exclusive basis during a specific term to record stores, other non-traditional outlets and digitally through downloads & ringtones. Pursuant to a Stock Sale and Agreement, this line of business is presented as discontinued operations. (See below.)

Delta Entertainment Group, Inc. was incorporated in the state of Florida on October 2, 2009. Its principal business purpose is to act as a holding corporation for Famous.

On December 14, 2009, pursuant to a Stock Purchase and Sale Agreement between a third party and certain shareholders of Beta, the Board of Directors of Beta resolved to spin off Delta Music Group, Inc. and its subsidiary Famous Records Corp. This Board action was taken in relation to the change in control of Beta. Shareholders of Beta on the record date, December 13, 2009 will receive one share of Delta for each share of Beta held. The spin-off was effective on the date the Registration statement for Delta Entertainment Group, Inc. was declared effective by the Securities and Exchange Commission, which was April 13, 2010.

Due to the Stock Purchase and Sale Agreement, these financial statements present the assets, liabilities and operations of Delta and Famous as discontinued operations.

The Company is currently a shell company and has limited continuing operations. The Company intends to locate and combine with an existing company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form.

Pending negotiation and consummation of a combination the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. The Company does not currently have cash on hand sufficient to fund its operations until the earlier of a combination or a period of one year, and will be required to seek additional funding to consummate a transaction. The Company intends to either seek additional equity or debt financing. No assurances can be given that such equity or debt financing will be available, nor can there be any assurance that a combination transaction will be consummated. Should the Company be required to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

                    Beta Music Group, Inc. and Subsidiaries
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

NOTE 2: SUMMARY OF ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for all periods presented and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

RECLASSIFICATIONS

The prior year financial statements have been reclassified to conform with current year presentation. These reclassifications do not impact previously reported amounts.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to FDIC limits. At December 31, 2009 and 2008 there was no uninsured cash.

Other financial instruments include notes payable and amounts due to related parties for wages and advances. Due to the short-term maturity of these obligations and the stated interest rates on notes payable, the carrying value of these instruments represent their fair value.

REVENUE RECOGNITION:

Through April 13, 2010, the effective date of the Spin-off, revenue was generated through the sale and licensing of recorded music. Revenues are recognized when all of the following have been met:

      o  Persuasive evidence of an arrangement exists;

      o  Delivery or service has been performed;

      o The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

      o  Collectability is probable.

                    Beta Music Group, Inc. and Subsidiaries
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

The Company, through its subsidiary Famous, has entered into an agreement with a distributor whereby we have granted them the right to distribute our recorded music. Based on the terms set forth in the agreement, we have determined that the conditions for revenue recognition are met when we have obtained notification by the distributor of the amount due to us. There are minimum payment thresholds in the agreement, and no payment is made to us until we have met these thresholds, however, the Company has determined that collectability is probable once the distributor has provided us with a statement detailing the amounts due to us.

ADVERTISING:

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2009 and 2008 was $550, and nil, respectively. The advertising costs are included as part of discontinued operations in the statement of operations.

INCOME TAXES:

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

INCOME (LOSS) PER SHARE:

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2009 and 2008 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

                    Beta Music Group, Inc. and Subsidiaries
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3: STOCK PURCHASE AND SALE AGREEMENT AND DISCONTINUED OPERATIONS

In December 2009, certain shareholders entered into a Stock Purchase and Sale Agreement to sell 13,711,676 shares of common stock held to an individual. Pursuant to that agreement, the Board of Directors of the Company resolved to spin off the subsidiaries to the shareholders of record as of December 15, 2009. The effective date of the spin-off was to be the later of December 31, 2009 or the date that the Securities and Exchange Commission declared the registration statement of Delta Entertainment Group, Inc. effective, which was April 13, 2010. Accordingly, the financial statements present the assets, liabilities and operations of the subsidiaries as discontinued operations.

NOTE 4: RELATED PARTY TRANSACTIONS

At December 31, 2009 and 2008 Due to Related Parties consists of the following:

                                             DECEMBER 31,    DECEMBER 31,
                                                 2009            2008
                                             ------------    ------------
Due to Tucker Family Spendthrift Trust ..    $     30,333    $      5,363
Due to Alpha Music Mfg. Corp ............           2,750               -
                                             ------------    ------------
                                             $     33,083    $      5,363
                                             ============    ============

In December 2009, in relation to the Stock Purchase and Sale Agreement, accrued wages related party in the amount of $15,000 were forgiven and recorded as Additional Paid in Capital. Additionally, the Tucker Family Spendthrift Trust forgave $9,958 of amounts due to them, which was also recorded as Additional Paid in Capital.

During October 2009, through Delta, the Company entered into an employment agreement with Michelle Tucker to act as President of the Company. Per the terms of her employment agreement, she is to receive compensation of $3,000 per month. At December 31, 2009, included in discontinued operations is $9,000 of compensation expense pursuant to the agreement.

During October 2009, the Delta entered into agreements with three individuals to serve as Corporate Directors. Per the terms of the agreements the Director's are to receive 5,000 shares of common stock of Delta for each month that they serve. If the Director serves as a Chairman of any committee, he is to receive an additional 2,500 shares per month, and if he is serves on any committee, he is to receive an additional 1,250 shares per month. As of December 31, 2009, these individuals were entitled to 45,000 shares for serving as board of directors of Delta, these shares were accounted for but none of these shares were issued as of the date of this report. Included in discontinued operations at December 31, 2009 is $45 pursuant to the Directors' agreements.

                    Beta Music Group, Inc. and Subsidiaries
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

Effective October 1, 2008, the Company, through Famous, entered into an employment agreement and a Director agreement with Jeffrey Collins to act as President of Famous and as a member of the Board of Directors of Famous. Mr. Collins is to receive compensation in the amount of $4,000 per month for his services as President of Famous. Additionally, on October 22, 2008, the Board of Directors of Beta Music Group, Inc. approved the issuance of 1,230,942 shares of Beta common stock to Mr. Collins in relation to his employment agreement with Famous. The Beta shares were valued at $.01 per share which represented their fair value at the time of issuance. The shares of Beta were to vest over a period of three years, and should his employment with Famous cease prior to the end of the three year term, the shares are subject to forfeiture on a pro-rata basis. In connection with the spin-off of Delta from Beta, Mr. Collins is to receive shares of Delta on a one on one basis, therefore, should his employment with Famous cease prior to the end of the three year term, the Delta shares are subject to forfeiture on a pro-rata basis.

Per the terms of his Director Agreement, Mr. Collins is to receive 5,000 shares of Famous common stock per month for being a member of the Board of Directors of Famous. If he should serve as Chairman of any committee, he shall receive 2,500 Famous shares per month, and for service on any other committee he shall receive an additional 1,250 Famous shares per month. At December 31, 2009, Mr. Collins was due 75,000 shares of common stock of Famous, these shares have been accounted for, however, they have not yet been issued as of the date of this report.

In relation to the aforementioned agreements with Mr. Collins, for the years ended December 31, 2009 and 2008 compensation expense in the amount of $51,816 and $12,699, respectively, is included as a part of the loss from discontinued operations.

In October 2009, the Company, through its subsidiary Famous, has entered into a month to month lease agreement with Famous' president. Monthly rent expense is $500. Rent expense in the amount of $1,500 has been included as part of discontinued operations pursuant to the lease agreement. Prior to May 2009, Famous had been provided office space, telephone and secretarial services from a related party at no charge.

In April 2008, the Company entered into a month to month lease agreement with the Tucker Family Spendthrift Trust. Monthly rent expense was $1,500 and for the years ended December 31, 2009 and 2008, rent expense in the amount of $10,500 and $12,750, respectively, has been recorded and is included in discontinued operations. The lease was terminated in July 2009. Prior to April 2008, the Company had been provided office space, telephone and secretarial services from a related party at no charge.

In January and May 2008, the Company entered into agreements with individuals to serve as Corporate Directors. Per the terms of the agreements, the Directors are to receive 5,000 shares of common stock of the company for each month that they serve as a Director. If the Director serves as a Chairman of any committee, he is to receive an additional 2,500 shares per month, and if he serves on any committee, he is to receive an additional 1,250 shares per month. The Officers' resigned their positions in December 2009 pursuant to the Stock Purchase and Sale Agreement.

                    Beta Music Group, Inc. and Subsidiaries
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

In October 2008, the Company entered into an employment agreement with Michelle Tucker, whereby she is to receive compensation in the amount of $3,000 per month for serving as President to the Company. Michelle Tucker also receives 5,000 shares of common stock per month for serving as the Chief Financial Officer to the Company. Pursuant to the Stock Purchase and Sale Agreement, Ms. Tucker resigned her positions with the Company during December 2009.

Included in discontinued operations for the years ended December 31, 2009 and 2008 is $43,458 and $11,592, respectively related to the aforementioned Officer and Directors' Agreements.

During the years ended December 31, 2009 and 2008, the Tucker Family Spendthrift Trust made cash advances to the Company $75,361 and $22,852, respectively, for general operating expenses.

During the year ended December 31, 2008, the Company issued 5,559,268 shares of common stock to related parties as payment for services, rent expense and advances from a related party.

During the year ended December 31, 2009, the Company issued 9,105,105 shares of common stock to related parties as payment for services, rent expense and advances from a related party.

Currently, Beta is provided office space, telephone and secretarial services from a related party at no charge.

NOTE 5: INCOME TAXES

At December 31, 2009 and 2008 deferred tax assets consist of the following:

                                             DECEMBER 31,    DECEMBER 31,
                                                 2009            2008
                                             ------------    ------------
Federal loss carryforwards ..............    $    109,000    $     39,000
Less: valuation allowance ...............        (109,000)        (39,000)
                                             ------------    ------------
                                             $          -    $          -
                                             ============    ============

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

As of December 31, 2009, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of approximately $240,000 begin to expire in 2028 for both federal and state purposes.

NOTE 6: STOCKHOLDERS' EQUITY

At December 31, 2009, the authorized capital of the Company consisted of 100,000,000 shares of common stock with a par value of $.001. At December 31, 2009, there are 16,555,315 shares outstanding.

At inception, the Company issued 10,000 shares of common stock to its founders.

                    Beta Music Group, Inc. and Subsidiaries
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

On March 31, 2008, the Company issued 2,160,087 shares of common stock as repayment of $21,601 of amounts due to related parties.

On April 24, 2008, the Company issued 244,000 shares of common stock as repayment of $2,440 of advances made by the Tucker Family Spendthrift Trust to the Company.

On May 27, 2008, the Company issued 940,091 shares of common stock to the Tucker Family Spendthrift Trust as repayment of advances made to the Company in the amount of $9,401. Also on that date, the Company issued 60,000 shares valued at $600 to Officers and Directors for their services to the Company.

On August 21, 2008, the Company issued 298,000 shares of common stock to the Tucker Family Spendthrift Trust as repayment of advances made to the Company in the amount of $2,980. Also on that date, the Company issued 85,000 shares of common stock valued at $850 to Officers and Directors for their services to the Company.

On September 4, 2008, the Company issued 1,106,590 shares of common stock to the Tucker Family Spendthrift Trust as repayment of $2,816 of advances made to the Company and $8,250 of accrued rent. Also on that date, the Company issued 20,000 shares of common stock value at $200 to Officers and Directors of the Company for their services.

On October 22, 2008, the Board of Directors approved the issuance of 1,230,942 shares of Company common stock valued at $12,309 to Mr. Collins, the President of Famous, in relation to his employment agreement. The Company issued 325,500 for repayment of $1,755 in advances from the Tucker Family Spendthrift Trust, $1,500 in accrued rent, as well as 320,000 shares valued at $3,200 to Directors and Officers for their services to the Company.

On January 7, 2009, the Company issued 1,009,500 shares of common stock to the Tucker Family Spendthrift Trust as repayment of $5,595 of advances made to the Company and $4,500 for accrued rent and rent expense. The Company issued 960,000 shares of common stock valued at $9,600 to Officers and Directors of the Company for their services. The Company also issued 550,000 shares of common stock valued at $5,500 for services.

On February 4, 2009, the Company issued 550,000 to the Tucker Family Spendthrift Trust as repayment of $4,000 of advances made to the Company and $1,500 for rent expense. Also on that date, the Company issued 320,000 shares valued at $3,200 to Officers and Directors of the Company for their services.

On August 3, 2009, the Company issued 3,940,605 shares of common stock to the Tucker Family Spendthrift Trust as repayment $31,906 of advances made to the Company and $7,500 of accrued rent The Company issued 1,600,000 shares of common stock valued at $16,000 to Officers and Directors for their services and also 100,000 shares valued at $1,000 to vendors for accrued liabilities and consulting expenses.

On September 1, 2009, the Company issued 85,000 shares to the Tucker Family Spendthrift Trust as repayment of $850 of advances made to the Company. Also on that date, the Company issued 640,000 shares valued at $6,400 to Officers and Directors.

                    Beta Music Group, Inc. and Subsidiaries
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

NOTE 7: NONCONTROLLING INTEREST

The Company has a minority shareholder in its subsidiary Delta at December 31, 2009 due to shares issued to its Officer and Director. Following is a reconciliation of shares outstanding in Delta at December 31, 2009:

Shares outstanding at December 31, 2008 ..........              -

Shares issued to Beta at inception of Delta ......     16,555,315

Shares issued to Non Controlling Party ...........         45,000
                                                       ----------

Total Shares outstanding at December 31, 2009 ....     16,600,315
                                                       ==========

Delta Percentage Ownership of Famous .............           99.7%
                                                       ==========
Non Controlling Interest Ownership of Famous .....            0.3%
                                                       ==========

NOTE 8: GOING CONCERN

At December 31, 2009, the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

NOTE 9: SUBSEQUENT EVENTS

Subsequent to December 31, 2009 the Company received proceeds from notes payable of $15,000. The term of the loan was payable on demand of the creditor and the loan bears interest at 6% annually.

The registration statement for Delta Entertainment Group, Inc. was declared effective on April 13, 2010, and the Company distributed its shares of common stock in Delta to the shareholders of record as of December 13, 2009.