Form 10-Q
period 2010-03-31
Beta Music Group, Inc.
filed 2010-09-03
CIK 1452164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 333-156235

                             BETA MUSIC GROUP, INC.
                             ----------------------
                (Name of registrant as specified in its charter)

                          ---------------------------
                          (Former Name of Registrant)

             FLORIDA                                      26-0582871
             -------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

160 EAST 65TH STREET, NEW YORK, NY                           10065
----------------------------------                           -----
(Address of principal executive offices)                   (Zip Code)

                                 (212)249-4900
                                 -------------
              (Registrant's telephone number, including area code)

                                      N/A
                                      ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated Filer [ ]        Accelerated Filer [ ]
         Non-accelerated Filer   [ ]        Small Reporting Company [X]

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: 16,555,315 shares of Common as of August 31, 2010

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements...............................................   3
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  11
Item 4.  Controls and Procedures............................................  11
                          PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................  12
Item 1A. Risk Factors.......................................................  12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  12
Item 3.  Defaults Upon Senior Securities....................................  12
Item 4.  Submission of Matters to a Vote of Security Holders................  12
Item 5.  Other Information..................................................  12
Item 6.  Exhibits...........................................................  12

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.


                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                           2010         2009
                                                        ---------   ------------

                       ASSETS
Current Assets:
  Cash ..............................................   $   1,312    $   1,936
  Prepaid expenses ..................................         100        1,600
  Current assets of discontinued operations .........       9,592       11,070
                                                        ---------    ---------

    Total Assets ....................................   $  11,004    $  14,606
                                                        =========    =========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ..................................   $      16    $      --
  Accrued liabilities ...............................          85          487
  Notes payable .....................................       5,000        5,000
  Current liabilities of discontinued operations ....      87,384       94,211
                                                        ---------    ---------
    Total Current Liabilities .......................      92,485       99,698
                                                        ---------    ---------

Total Liabilities ...................................      92,485       99,698
                                                        ---------    ---------

Stockholders' Deficit
  Common stock, $.01 par value 100,000,000 authorized
   and 16,555,315 issued and outstanding ............     165,553      165,553
  Additional paid in capital ........................      24,958       24,958
  Deficit Accumulated in the Development Stage ......    (313,401)    (275,648)
                                                        ---------    ---------
    Total Beta Music Group, Inc. Deficit ............    (122,890)     (85,137)
  Non Controlling Interest ..........................      41,409           45
                                                        ---------    ---------
    Total Stockholders' Deficit .....................     (81,481)     (85,092)
                                                        ---------    ---------
    Total Liabilities and Stockholders' Deficit .....   $  11,004    $  14,606
                                                        =========    =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                          BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                   From
                                                                               July 5, 2006
                                                                                 (Date of
                                                                                Inception)
                                                   March 31,      March 31,    to March 31,
                                                     2010           2009           2010
                                                 ------------   ------------   ------------
Revenue .......................................  $         --   $         --   $      2,760

Cost of sales .................................            --             --          2,251
                                                 ------------   ------------   ------------

Gross profit ..................................            --             --            509

General administrative expenses ...............         1,737         23,952        179,810
                                                 ------------   ------------   ------------

Net loss from continuing operations ...........        (1,737)       (23,952)      (179,301)
                                                 ------------   ------------   ------------

Loss from discontinued operations .............       (43,212)       (13,950)      (141,296)
                                                 ------------   ------------   ------------

Net Loss ......................................  $    (44,949)  $    (37,902)  $   (320,597)
Less: Net loss attributable to
  non-controlling interest ....................         7,196             --          7,196
                                                 ------------   ------------   ------------
Net loss attributable to Beta Music Group, Inc.  $    (37,753)  $    (37,902)  $   (313,401)
                                                 ============   ============   ============

Basic and Diluted Loss per Common Share
  Loss from continuing operations .............  $      (0.00)  $      (0.00)
                                                 ============   ============
  Loss from discontinued operations ...........  $      (0.00)  $      (0.00)
                                                 ============   ============
  Net Loss ....................................  $      (0.00)  $      (0.00)
                                                 ============   ============
Basic and Diluted Weighted Average
  Common Shares Outstanding ...................    16,555,315      9,655,416
                                                 ============   ============

          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                             4

                                      BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                                               Deficit
                                                                             Accumulated
                                                                               in the         Non          Total
                                                Common              Paid in  Development  Controlling  Stockholders'
                                                Stock      Amount   Capital     Stage      Interest       Deficit
                                              ----------  --------  -------  -----------  -----------  -------------
Balance, July 5, 2006, date of inception ...          --  $     --  $    --  $       --   $       --   $         --
Proceeds from Founders shares issued on
 July 14, 2006 at $.01 per share ...........      10,000       100       --          --           --            100
Net Loss ...................................          --        --       --        (100)          --           (100)
                                              ----------  --------  -------  ----------   ----------   ------------
Balance December 31, 2006 ..................      10,000       100       --        (100)          --             --
Net Loss ...................................          --        --       --     (21,522)          --        (21,522)
                                              ----------  --------  -------  ----------   ----------   ------------
Balance, December 31, 2007 .................      10,000       100       --     (21,622)          --        (21,522)
Shares issued for conversion of accounts
  payable-related parties at $.01 per share
  on March 31, 2008 ........................   2,160,087    21,601       --          --           --         21,601
Shares issued for conversion of accounts
  payable-related party at $.01 per share
  on April 24, 2008 ........................     244,000     2,440       --          --           --          2,440
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on May 27, 2008 ..........   1,000,091    10,001       --          --           --         10,001
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on August 21, 2008 .......     383,000     3,830       --          --           --          3,830
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on September 4, 2008 .....   1,126,590    11,266       --          --           --         11,266
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on October 22, 2008 ......     645,500     6,455       --          --           --          6,455
Shares issued for prepaid expenses on
  October 22, 2008 .........................   1,230,942    12,309       --          --           --         12,309
Net Loss ...................................          --        --       --     (75,614)          --        (75,614)
                                              ----------  --------  -------  ----------   ----------   ------------
Balance, December 31, 2008 .................   6,800,210    68,002       --     (97,236)          --        (29,234)
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on January 7, 2009 .......   1,969,500    19,695       --          --           --         19,695
Shares issued for services and prepaid
  expenses on January 7, 2009 ..............     550,000     5,500       --          --           --          5,500
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on February 4, 2009 ......     870,000     8,700       --          --           --          8,700
Shares issued for accrued liabilities and
  consulting expenses on August 3, 2009
  at $.01 ..................................     100,000     1,000       --          --           --          1,000
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on August 3, 2009 ........   4,795,605    47,956       --          --           --         47,956
Shares issued for accrued rent-related party     750,000     7,500       --          --           --          7,500
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on September 1, 2009 .....     720,000     7,200       --          --           --          7,200
Contributed capital from related party debt
  forgiveness ..............................          --        --   24,958          --           --         24,958
Shares of subsidiary issued to non
  controlling interest .....................          --        --       --          --           45             45
Net Loss ...................................          --        --       --    (178,412)          --       (178,412)
                                              ----------  --------  -------  ----------   ----------   ------------
Balance, December 31, 2009 .................  16,555,315   165,553   24,958    (275,648)          45        (85,092)
Shares of subsidiaries issued to non
  controlling interests ....................          --        --       --          --       48,560         48,560
Net Loss ...................................          --        --       --     (37,753)      (7,196)       (44,949)
                                              ----------  --------  -------  ----------   ----------   ------------
Balance, March 31, 2010 ....................  16,555,315  $165,553  $24,958  $ (313,401)  $   41,409   $    (81,481)
                                              ==========  ========  =======  ==========   ==========   ============

                      The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                                         5

                           BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                     From
                                                                                 July 5, 2006
                                                                                   (Date of
                                                                                  Inception)
                                                         March 31,   March 31,   to March 31,
                                                           2010        2009          2010
                                                         ---------   ---------   ------------
OPERATING ACTIVITIES:
Net loss ..............................................  $ (44,949)  $ (37,902)  $   (320,597)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Rent expense paid through issuance of common stock            --          --         21,750
  Shares issued for services ..........................         --         500          1,000
  Shares issued for services-related party ............     15,510          --         44,310
  Officers compensation forgiven as paid-in capital ...         --          --         24,958
  Shares of subsidiary issued to minority interest ....         --          --             45
  Amortization of prepaid expenses ....................      1,026          --         12,155
  Changes in Assets and Liabilities:
    Accounts receivable ...............................        538          --           (296)
    Prepaid expenses ..................................      1,366         401           (161)
    Accounts payable ..................................      8,487        (206)         8,487
    Accounts payable-related parties ..................         --          --          2,750
    Accrued wages related party .......................      2,625      24,415         42,739
    Accrued liabilities ...............................       (402)      1,500             85
                                                         ---------   ---------   ------------
      Net Cash Provided (Used) by Operating Activities     (15,799)    (11,292)      (162,775)
                                                         ---------   ---------   ------------

FINANCING ACTIVITIES:
  Proceeds from related party advances ................     15,200      13,067        163,084
  Repayment of related party advances .................         --      (1,000)        (1,600)
  Proceeds from notes payable .........................         --          --          5,000
  Cash included in assets of discontinued operations           (25)         --         (2,397)
                                                         ---------   ---------   ------------
    Net Cash Provided by Financing Activities .........     15,175      12,067        164,087
                                                         ---------   ---------   ------------

    Net Increase in Cash ..............................       (624)        775          1,312
                                                         ---------   ---------   ------------

Cash at Beginning of Period ...........................      1,936           8             --
                                                         ---------   ---------   ------------
Cash at End of Period .................................  $   1,312   $     783   $      1,312
                                                         =========   =========   ============


NON-CASH TRANSACTIONS
Stock issued for repayment of related party advances     $  33,171   $   9,595   $    114,575
                                                         =========   =========   ============
Stock issued for prepaid compensation at subsidiary ...  $      --   $      --         12,309
                                                         =========   =========   ============
Shares of subsidiary issued to non controlling interest  $  48,560   $      --         48,560
                                                         =========   =========   ============
Stock issued as repayment of accrued liabilities ......  $      --   $   5,000   $     14,400
                                                         =========   =========   ============

Supplemental Disclosures:
  Cash paid for income taxes ..........................  $      --   $      --   $         --
                                                         =========   =========   ============
  Cash paid for interest ..............................  $      --   $      --   $         --
                                                         =========   =========   ============

          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                              6

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.

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

NOTE 4: NONCONTROLLING INTEREST

The Company has a minority shareholder in its subsidiary Delta at March 31, 2010 due to shares issued to its Officers and Directors and from repayment of amounts due to related parties. Following is a reconciliation of shares outstanding in Delta at March 31, 2010:

Shares outstanding at December 31, 2008 ......................              --
Shares issued to Beta at inception of Delta ..................      16,555,315
Shares issued to Non Controlling Party .......................          45,000
                                                                    ----------
Total Shares outstanding at December 31, 2009 ................      16,600,315
Shares issued to Non Controlling Party .......................       4,887,500
                                                                    ----------
Total Delta Shares outstanding at March 31, 2010 .............      21,487,815
                                                                    ==========

Beta Percentage Ownership of Delta at March 31, 2010 .........            77.0%
                                                                    ==========
Non Controlling Interest Ownership of Delta at March 31, 2010             23.0%
                                                                    ==========

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5: GOING CONCERN

At March 31, 2010, the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

NOTE 6: SUBSEQUENT EVENTS

The registration statement for Delta Entertainment Group, Inc. was declared effective on April 13, 2010, and the Company distributed its shares of common stock in Delta to the shareholders of record as of December 13, 2009.

The Company received proceeds from a note payable in April 2010 in the amount of $15,000. The note bears interest at the rate of 6% and is due on demand.

In July 2010 the Company received proceeds from a note payable in the amount of $8,000. The note bears interest at the rate of 6% and is due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

BACKGROUND

         Beta Music Group Inc. ("BETA", the "Company" or "we" ) is a Florida corporation incorporated in the state of Florida on July 5, 2006. Our original business endeavor was to produce live entertainment competitions (in installments or episodes) to be taped and/or filmed for distribution by television and/or internet means. We were not successful and changed our business plan. Through the Company's subsidiary, Famous Records, Corp., our new business focus was to establish contact with new artists who write their own songs ("singer-songwriters") and produce their own work. The Company's objective was to sign these artists to exclusive services agreements or license the artists' products for exploitation in domestic and foreign markets. Once these artists were signed, their appeal could be enhanced by concert promotions. With limited capital we were not successful.

         In December 2009 there was a change in the Company's control and new management was appointed. In connection with this change in control, Beta spun-off the operations of Delta Entertainment Group, Inc, the holding company for Famous Records, pursuant to a stock dividend to the shareholders of record of Beta on December 15, 2009. The spin-off was effective April 12, 2010.

         Since the completion of the spin-off, the Company has had no operations. Our current objective is to identify potential business acquisitions.

         The consolidated financial statements include the accounts of the Company's subsidiaries Delta Entertainment Group, Inc. ("Delta") and Famous Records, Corp. ("Famous").

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FROM JULY 5, 2006 ("INCEPTION") TO MARCH 31, 2010.

REVENUES AND EXPENSES

         We had no revenues for the three month periods ended March 31, 2010 and 2009.

         For the three months ended March 31, 2010 and 2009, we had general and administrative expenses totaling $1,737 and $23,952. We also incurred a loss from discontinued operations of $43,212 and $13,950. We incurred a net loss of $44,949 and $37,902 for the respective periods. Net loss attributable to Beta Music totaled $37,753 and $37,902 for the three months ended March 31, 2009 and 2010.

         Since Inception total revenues were $2,760. We incurred losses from continuing operations totaling $179,301 and losses from discontinued operations totaling $141,296. Our net loss was $320,597 and our net loss attributable to Beta totaled $313,401.

         Our net loss per share during all periods was $ 0.00.

         Until we complete a business combination, we do not anticipate generating revenues. Even if we complete a business combination, revenues may not be sufficient to cover our operating expenses. In which case we may cease operations and you may lose your entire investment.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS AND LIABILITIES

         At March 31, 2010 we had cash of $1,312 and prepaid expenses totaling $100 as compared to December 31, 2009 we had cash totaling $1,936 , and prepaid expenses totaling $1,600. Assets attributable to discontinued operations were $9,592 and $11,070 at December 31, 2009. Total assets at March 31, 2010 were $11,004 and $14,606 at December 31, 2009.

         Our current liabilities consist primarily of a liability for discontinued operations totaling $87,384 at March 31, 2010 as compared to $94,211 at December 31, 2009. We have a note payable of $5,000 at both dates. All other liabilities are nominal. Total liabilities were $92,485 and $99,698 at March 31, 2010 and December 31, 2009.

         We had a working capital deficit of $81,481 at March 31, 2010 and a working capital deficit of $85,092 at December 31, 2009. We have no revenues to satisfy these liabilities. Unless we secure debt or equity financing, of which there can be no assurance, we may be forced to discontinue our limited operations.

OFF-BALANCE SHEET ARRANGEMENTS

         We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

         During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

         Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 4T. THE INFORMATION REQUIRED BY ITEM 4T IS CONTAINED IN ITEM 4.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

         During the quarter ended March 31, 2010 we did not issue any shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

Exhibit No.   Description
-----------   -----------
   31.1       Section 302 Certification of the Principal Executive Officer *

   31.2       Section 302 Certification of the Principal Financial Officer *

   32.1       Section 906 Certification of the Principal Executive Officer *

   32.2 Section 906 Certification of the Principal Financial and Accounting Officer *

* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beta Music Group, Inc.


Date: September 2, 2010

By: /s/ Edwin Mendlinger
------------------------
Edwin Mendlinger
Chief Executive Officer


Date: September 2, 2010

By: /s/ Edwin Mendlinger
------------------------
Edwin Mendlinger
Chief Financial Officer