Form 10-Q
period 2010-06-30
Beta Music Group, Inc.
filed 2010-09-08
CIK 1452164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: 16,555,315 shares of Common as of September 7, 2010.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements...............................................   3
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  11
Item 4.  Controls and Procedures............................................  12
                          PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................  12
Item 1A. Risk Factors.......................................................  12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  12
Item 3.  Defaults Upon Senior Securities....................................  12
Item 4.  Submission of Matters to a Vote of Security Holders................  12
Item 5.  Other Information..................................................  13
Item 6.  Exhibits...........................................................  14

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                                                           2010         2009
                                                        ---------   ------------

                       ASSETS
Current Assets:
  Cash ..............................................   $  10,194    $   1,936
  Prepaid expenses ..................................         100        1,600
  Current assets of discontinued operations .........           -       11,070
                                                        ---------    ---------

    Total Assets ....................................   $  10,294    $  14,606
                                                        =========    =========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ..................................   $   5,000    $      --
  Accrued liabilities ...............................         317          487
  Notes payable .....................................      20,000        5,000
  Current liabilities of discontinued operations ....          --       94,211
                                                        ---------    ---------
    Total Current Liabilities .......................      25,317       99,698
                                                        ---------    ---------

Total Liabilities ...................................      25,317       99,698
                                                        ---------    ---------

Stockholders' Deficit
  Common stock, $.01 par value 100,000,000 authorized
   and 16,555,315 issued and outstanding ............     165,553      165,553
  Additional paid in capital ........................     174,490       24,958
  Deficit Accumulated in the Development Stage ......    (355,066)    (275,648)
                                                        ---------    ---------
    Total Beta Music Group, Inc. Deficit ............     (15,023)     (85,137)
  Non Controlling Interest ..........................           -           45
                                                        ---------    ---------
    Total Stockholders' Deficit .....................     (15,023)     (85,092)
                                                        ---------    ---------
    Total Liabilities and Stockholders' Deficit .....   $  10,294    $  14,606
                                                        =========    =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                     BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                         From
                                                                                                     July 5, 2006
                                                                                                       (Date of
                                             Three Months Ended             Six Months Ended          Inception)
                                           June 30,       June 30,       June 30,       June 30,      to June 30,
                                             2010           2009           2010           2009           2010
                                         ------------   ------------   ------------   ------------   ------------
Revenue ...............................  $         --   $         --   $         --   $         --   $      2,760

Cost of sales .........................            --             --             --             --          2,251
                                         ------------   ------------   ------------   ------------   ------------

Gross profit ..........................            --             --             --             --            509

General administrative expenses .......        11,366         22,806         13,103         46,758        191,176
                                         ------------   ------------   ------------   ------------   ------------

Net loss from continuing operations ...       (11,366)       (22,806)       (13,103)       (46,758)      (190,667)
                                         ------------   ------------   ------------   ------------   ------------

Loss from discontinued operations .....       (15,400)       (15,077)       (58,612)       (28,685)      (156,696)
                                         ------------   ------------   ------------   ------------   ------------

Net Loss ..............................  $    (26,766)  $    (37,883)  $    (71,715)  $    (75,443)  $   (347,363)
Less: Net loss attributable to
  non-controlling interest ............         7,196             --          7,196             --          7,196
                                         ------------   ------------   ------------   ------------   ------------
Net loss attributable to
  Beta Music Group, Inc. ..............  $    (19,570)  $    (37,883)  $    (64,519)  $    (75,443)  $   (340,167)
                                         ============   ============   ============   ============   ============


Basic and Diluted Loss per Common Share
  Loss from continuing operations .....  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                         ============   ============   ============   ============
  Loss from discontinued operations ...  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                         ============   ============   ============   ============
  Net Loss ............................  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.01)
                                         ============   ============   ============   ============
Basic and Diluted Weighted Average
  Common Shares Outstanding ...........    16,555,315     10,189,710     16,555,315      9,924,039
                                         ============   ============   ============   ============

                    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                                        4

                                      BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                Deficit
                                                                              Accumulated
                                                                                in the         Non          Total
                                                Common              Paid in   Development  Controlling  Stockholders'
                                                Stock      Amount   Capital      Stage      Interest       Deficit
                                              ----------  --------  --------  -----------  -----------  -------------
Balance, July 5, 2006, date of inception ...          --  $     --  $     --  $       --   $       --   $         --
Proceeds from Founders shares issued on
 July 14, 2006 at $.01 per share ...........      10,000       100        --          --           --            100
Net Loss ...................................          --        --        --        (100)          --           (100)
                                              ----------  --------  --------  ----------   ----------   ------------
Balance December 31, 2006 ..................      10,000       100        --        (100)          --             --
Net Loss ...................................          --        --        --     (21,522)          --        (21,522)
                                              ----------  --------  --------  ----------   ----------   ------------
Balance, December 31, 2007 .................      10,000       100        --     (21,622)          --        (21,522)
Shares issued for conversion of accounts
  payable-related parties at $.01 per share
  on June 30, 2008 .........................   2,160,087    21,601        --          --           --         21,601
Shares issued for conversion of accounts
  payable-related party at $.01 per share
  on April 24, 2008 ........................     244,000     2,440        --          --           --          2,440
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on May 27, 2008 ..........   1,000,091    10,001        --          --           --         10,001
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on August 21, 2008 .......     383,000     3,830        --          --           --          3,830
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on September 4, 2008 .....   1,126,590    11,266        --          --           --         11,266
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on October 22, 2008 ......     645,500     6,455        --          --           --          6,455
Shares issued for prepaid expenses on
  October 22, 2008 .........................   1,230,942    12,309        --          --           --         12,309
Net Loss ...................................          --        --        --     (75,614)          --        (75,614)
                                              ----------  --------  --------  ----------   ----------   ------------
Balance, December 31, 2008 .................   6,800,210    68,002        --     (97,236)          --        (29,234)
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on January 7, 2009 .......   1,969,500    19,695        --          --           --         19,695
Shares issued for services and prepaid
  expenses on January 7, 2009 ..............     550,000     5,500        --          --           --          5,500
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on February 4, 2009 ......     870,000     8,700        --          --           --          8,700
Shares issued for accrued liabilities and
  consulting expenses on August 3, 2009
  at $.01 ..................................     100,000     1,000        --          --           --          1,000
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on August 3, 2009 ........   4,795,605    47,956        --          --           --         47,956
Shares issued for accrued rent-related party     750,000     7,500        --          --           --          7,500
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on September 1, 2009 .....     720,000     7,200        --          --           --          7,200
Contributed capital from related party debt
  forgiveness ..............................          --        --    24,958          --           --         24,958
Shares of subsidiary issued to non
  controlling interest .....................          --        --        --          --           45             45
Net Loss ...................................          --        --        --    (178,412)          --       (178,412)
                                              ----------  --------  --------  ----------   ----------   ------------
Balance, December 31, 2009 .................  16,555,315   165,553    24,958    (275,648)          45        (85,092)
Shares of subsidiaries issued to non
  controlling interests ....................          --        --        --     (48,560)      48,560             --
Spin off of subsidiaries ...................          --        --   149,532      48,560      (41,409)       156,683
Dividend ...................................          --        --        --     (14,899)          --        (14,899)
Net Loss ...................................          --        --        --     (64,519)      (7,196)       (71,715)
                                              ----------  --------  --------  ----------   ----------   ------------
Balance, June 30, 2010 (Unaudited) .........  16,555,315  $165,553  $174,490  $ (355,066)  $       --   $    (15,023)
                                              ==========  ========  ========  ==========   ==========   ============

                      The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                                         5

                              BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE COMPANY)
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                           From
                                                                                       July 5, 2006
                                                                                         (Date of
                                                                                        Inception)
                                                                June 30,    June 30,    to June 30,
                                                                 2010        2009          2010
                                                               ---------   ---------   ------------
OPERATING ACTIVITIES:
Net loss ....................................................  $ (71,715)  $ (75,443)  $  (347,363)
Adjustments to reconcile net loss to net cash provided (used)
 by operating activities:
  Rent expense paid through issuance of common stock ........         --          --        21,750
  Shares issued for services ................................         --         500         1,000
  Shares issued for services-related party ..................         --          --        28,800
  Shares of subsidiary issued to non-controlling interest ...         --          --            45
  Officers compensation forgiven as paid-in capital .........         --          --        24,958
  Amortization of prepaid expenses ..........................      1,368          --        12,497
  Changes in Assets and Liabilities:
    Accounts receivable .....................................        834          --            --
    Prepaid expenses ........................................      1,500       1,802          (100)
    Accounts payable ........................................     18,320      (9,456)       18,320
    Accounts payable-related parties ........................         --          --         2,750
    Accrued wages related party .............................     24,210      41,472        60,992
    Accrued liabilities .....................................       (140)     10,250           347
                                                               ---------   ---------   -----------
      Net Cash Provided (Used) by Operating Activities ......    (25,623)    (30,875)     (176,004)
                                                               ---------   ---------   -----------

INVESTING ACTIVITIES
  Cash relinquished in spinoff ..............................       (394)         --          (394)
                                                               ---------   ---------   -----------
      Net Cash Used by Operating Activities .................       (394)         --          (394)
                                                               ---------   ---------   -----------

FINANCING ACTIVITIES:
  Proceeds from related party advances ......................     24,275      33,776       173,192
  Repayment of related party advances .......................     (5,000)     (1,000)       (6,600)
  Proceeds from notes payable ...............................     15,000          --        20,000
                                                               ---------   ---------   -----------
      Net Cash Provided by Financing Activities .............     34,275      32,776       186,592
                                                               ---------   ---------   -----------

      Net Increase in Cash ..................................      8,652       1,901        10,588
                                                               ---------   ---------   -----------

Cash at Beginning of Period .................................      1,936           8            --
                                                               ---------   ---------   -----------
Cash at End of Period .......................................  $  10,194   $   1,909   $    10,194
                                                               =========   =========   ===========

NON-CASH TRANSACTIONS
Stock issued for repayment of related party advances ........  $  33,171   $   9,595   $   114,454
                                                               =========   =========   ===========
Stock issued for prepaid compensation at subsidiary .........  $      --   $      --   $    12,309
                                                               =========   =========   ===========
Stock issued as repayment of accrued liabilities ............  $      --   $   5,000   $    34,535
                                                               =========   =========   ===========
Shares of subsidiaries issued to non controlling interests ..  $  48,560   $      --   $    48,560
                                                               =========   =========   ===========
Dividend paid through the distribution of share of subsidiary  $  14,899   $      --   $    14,899
                                                               =========   =========   ===========

Supplemental Disclosures:
  Cash paid for income taxes ................................  $      --   $      --   $        --
                                                               =========   =========   ===========
  Cash paid for interest ....................................  $      --   $      --   $        --
                                                               =========   =========   ===========

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

In relation to the spin-off, the Company distributed its investment in Delta to the shareholders of record as of December 15, 2009 through the issuance of 16,555,315 shares of common stock of Delta. The value of the dividend was determined to be $14,854, which represented Beta's investment in Delta.

As of the date of the spin off, the Company recorded Additional Paid in Capital of $149,532, which represented the net liabilities and stockholders' equity of Delta and subsidiary on the date of the spinoff. The assets and liabilities divested were as follows:

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                                       APRIL 12,
                                                          2010
                                                       ---------
Assets of discontinued operations
 Cash ..............................................   $     394
 Accounts receivable ...............................          --
 Prepaid expenses ..................................       6,496
 Investment in Famous ..............................      29,616
                                                       ---------
                                                       $  36,506
                                                       =========

LIABILITIES OF DISCONTINUED OPERATIONS
 Bank overdraft ....................................   $   4,050
 Accounts payable ..................................       6,929
 Accounts payable-related parties ..................      19,233
 Accrued wages-related party .......................      69,903
 Accrued liabilities ...............................          --
 Common stock of Famous, net of minority interest ..      29,616
                                                       ---------
                                                       $ 129,731
                                                       =========

Net liabilities divested ...........................   $  93,225
                                                       =========

NOTE 4: Notes Payable

At December 31, 2009 and June 30, 2010, the Company has notes payable of $5,000 and $20,000, respectively. The notes are due on the demand of the creditors and bear interest at the rate of 6% annually.

NOTE 5: GOING CONCERN

At June 30, 2010, the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

         In December 2009 there was a change in the Company's control and new management was appointed. In connection with this change in control, Beta spun-off the operations of Delta Entertainment Group, Inc, the holding company for Famous Records, pursuant to a stock dividend to the shareholders of record of Beta on December 15, 2009. The spin-off was effective April 12, 2010. Assets and expenses attributable to discontinued operations represent the operations of Delta.

         Since the completion of the spin-off, the Company has had no operations. Our current objective is to identify potential business acquisitions.

         The consolidated financial statements include the accounts of the Company's subsidiaries Delta Entertainment Group, Inc. ("Delta") and Famous Records, Corp. ("Famous").

COMPARISON OF OPERATING RESULTS FOR THE THREE and Six MONTHS ENDED June 30, 2010 AND 2009 AND FROM JULY 5, 2006 ("INCEPTION") TO June 30, 2010.

REVENUES AND EXPENSES

         We had no revenues for the three and six month periods ended June 30, 2010 and 2009.

         For the three months ended June 30, 2010 and 2009, general and administrative expenses totaled $11,366 and $22,806, respectively resulting in a net loss from continuing operations of $11,366 and $22,806. Our net loss from discontinued operations totaled $15,400 and $15,077. Our net loss for the three months ended June 30, 2010 and 2009 totaled $26,766 and $37,883. Net loss attributable to Beta totaled $19,570 and $37,883.

         For the six months ended June 30, 2010 and 2009, general and administrative expenses totaled $13,103 and $46,758,, respectively. Losses from discontinued operations totaled $58,612 and $28,685. We incurred a net loss of $71,715 and $75,443 for the respective periods. Net loss attributable to Beta Music totaled $64,519 and $75,443 for the six months ended June 30, 2010 and 2009.

         Since Inception total revenues were $2,760. We incurred losses from continuing operations totaling $191,176 and losses from discontinued operations totaling $156,696. Our Net loss since inception totaled $347,363 and our net loss attributable to Beta totaled $340,167.

         Our net loss per share during all applicable periods was $0.00.

         Until we complete a business combination, we do not anticipate generating revenues. Any revenues that we generate following a business combination may not be sufficient to cover our operating expenses. In which case we may cease operations and you may lose your entire investment.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS AND LIABILITIES

         At June 30, 2010 we had cash of $10,194 and prepaid expenses totaling $100 as compared to cash of $1,936 and prepaid expenses totaling $1,600 at December 31, 2010. The reason for the increase in our cash holdings was a loan that we received in the amount of $15,000. Also at December 31, 2009, assets attributable to discontinued operations were $11,070. Total assets at June 30, 2010 were $10, 294 and $14,606 at December 31, 2009.

         Our current liabilities at June 30, 2010 totaled $25,317 consisting primarily of a note payable totaling $20,000 and accounts payable totaling $5,000. At December 31, 2009 our current liabilities totaled $99,698 consisting primarily of a $5,000 note payable and a liability for discontinued operations totaling $94,211. Total liabilities were $25,317 and $99,698 at June 30, 2010 and December 31, 2009. The primary reason for the decline in our total liabilities is attributable to the elimination of our liability for discontinued operations.

         We had a working capital deficit of $15,023 at June 30, 2010 and a working capital deficit of $85,092 at December 31, 2009. We have no revenues to satisfy these liabilities. Unless we secure debt or equity financing, of which there can be no assurance, or enter into some form of business combination, we may be forced to discontinue our limited operations.

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

         During the quarter ended June 30, 2010 we did not issue any shares of common stock.

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


Date: September 8, 2010

By: /s/ Edwin Mendlinger
------------------------
Edwin Mendlinger
Chief Executive Officer


Date: September 8, 2010

By: /s/ Edwin Mendlinger
------------------------
Edwin Mendlinger
Chief Financial Officer