Form 10-Q
period 2010-09-30
Beta Music Group, Inc.
filed 2010-10-28
CIK 1452164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: 16,555,315 shares of Common as of October 28, 2010.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements...............................................   3
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  11
Item 4.  Controls and Procedures............................................  12
                          PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................  12
Item 1A. Risk Factors.......................................................  12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  12
Item 3.  Defaults Upon Senior Securities....................................  12
Item 4.  Removed and Reserved...............................................  12
Item 5.  Other Information..................................................  13
Item 6.  Exhibits...........................................................  13

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                          2010          2009
                                                     -------------  ------------

                       ASSETS
Current Assets:
  Cash ...........................................   $      7,790   $     1,936
  Prepaid expenses ...............................              -         1,600
  Current assets of discontinued operations ......              -        11,070
                                                     ------------   -----------

    Total Assets .................................   $      7,790   $    14,606
                                                     ============   ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ...............................   $      7,372   $        --
  Accrued liabilities ............................            546           487
  Notes payable ..................................         28,000         5,000
  Current liabilities of discontinued operations .             --        94,211
                                                     ------------   -----------
    Total Current Liabilities ....................         35,918        99,698
                                                     ------------   -----------

Total Liabilities ................................         35,918        99,698
                                                     ------------   -----------

Stockholders' Deficit
  Common stock, $.01 par value 100,000,000
   authorized and 16,555,315 issued and
   outstanding ...................................        165,553       165,553
  Additional paid in capital .....................        174,490        24,958
  Deficit Accumulated in the Development Stage ...       (368,171)     (275,648)
                                                     ------------   -----------
    Total Beta Music Group, Inc. Deficit .........        (28,128)      (85,137)
  Non Controlling Interest .......................              -            45
                                                     ------------   -----------
    Total Stockholders' Deficit ..................        (28,128)      (85,092)
                                                     ------------   -----------
    Total Liabilities and Stockholders' Deficit ..   $      7,790   $    14,606
                                                     ============   ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                     BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                         From
                                                                                                     July 5, 2006
                                                                                                       (Date of
                                                                                                      Inception)
                                              Three Months Ended            Nine Months Ended             to
                                         September 30   September 30   September 30   September 30   September 30
                                             2010           2009           2010           2009           2010
                                         ------------   ------------   ------------   ------------   ------------
Revenue ...............................  $         --   $         --   $         --   $         --   $      2,760

Cost of sales .........................            --             --             --             --          2,251
                                         ------------   ------------   ------------   ------------   ------------

Gross profit ..........................            --             --             --             --            509

General administrative expenses .......        13,105         23,613         26,208         70,621        204,281
                                         ------------   ------------   ------------   ------------   ------------


Net loss from continuing operations ...       (13,105)       (23,613)       (26,208)       (70,621)      (203,772)
                                         ------------   ------------   ------------   ------------   ------------

Loss from discontinued operations .....            --        (17,390)       (51,416)       (46,076)      (149,500)
                                         ------------   ------------   ------------   ------------   ------------

Net Loss ..............................  $    (13,105)  $    (41,003)  $    (77,624)  $   (116,697)  $   (353,272)

Dividends .............................            --             --        (14,899)            --        (14,899)
                                         ------------   ------------   ------------   ------------   ------------

Net loss available for shareholders ...  $    (13,105)  $    (41,003)  $    (92,523)  $   (116,697)  $   (368,171)
                                         ============   ============   ============   ============   ============


Basic and Diluted Loss per Common Share
  Loss from continuing operations .....  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.01)
                                         ============   ============   ============   ============
  Loss from discontinued operations ...  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                         ============   ============   ============   ============
  Net Loss ............................  $      (0.00)  $      (0.00)  $      (0.01)  $      (0.01)
                                         ============   ============   ============   ============
Basic and Diluted Weighted Average
  Common Shares Outstanding ...........    16,555,315     13,778,447     16,555,315     11,226,027
                                         ============   ============   ============   ============

                    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                                        4

                                      BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                Deficit
                                                                              Accumulated
                                                                                in the         Non          Total
                                                Common              Paid in   Development  Controlling  Stockholders'
                                                Stock      Amount   Capital      Stage      Interest       Deficit
                                              ----------  --------  --------  -----------  -----------  -------------
Balance, July 5, 2006, date of inception ...          --  $     --  $     --  $       --   $       --   $         --
Proceeds from Founders shares issued on
 July 14, 2006 at $.01 per share ...........      10,000       100        --          --           --            100
Net Loss ...................................          --        --        --        (100)          --           (100)
                                              ----------  --------  --------  ----------   ----------   ------------
Balance December 31, 2006 ..................      10,000       100        --        (100)          --             --
Net Loss ...................................          --        --        --     (21,522)          --        (21,522)
                                              ----------  --------  --------  ----------   ----------   ------------
Balance, December 31, 2007 .................      10,000       100        --     (21,622)          --        (21,522)
Shares issued for conversion of accounts
  payable-related parties at $.01 per share
  on June 30, 2008 .........................   2,160,087    21,601        --          --           --         21,601
Shares issued for conversion of accounts
  payable-related party at $.01 per share
  on April 24, 2008 ........................     244,000     2,440        --          --           --          2,440
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on May 27, 2008 ..........   1,000,091    10,001        --          --           --         10,001
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on August 21, 2008 .......     383,000     3,830        --          --           --          3,830
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on September 4, 2008 .....   1,126,590    11,266        --          --           --         11,266
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on October 22, 2008 ......     645,500     6,455        --          --           --          6,455
Shares issued for prepaid expenses on
  October 22, 2008 .........................   1,230,942    12,309        --          --           --         12,309
Net Loss ...................................          --        --        --     (75,614)          --        (75,614)
                                              ----------  --------  --------  ----------   ----------   ------------
Balance, December 31, 2008 .................   6,800,210    68,002        --     (97,236)          --        (29,234)
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on January 7, 2009 .......   1,969,500    19,695        --          --           --         19,695
Shares issued for services and prepaid
  expenses on January 7, 2009 ..............     550,000     5,500        --          --           --          5,500
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on February 4, 2009 ......     870,000     8,700        --          --           --          8,700
Shares issued for accrued liabilities and
  consulting expenses on August 3, 2009
  at $.01 ..................................     100,000     1,000        --          --           --          1,000
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on August 3, 2009 ........   4,795,605    47,956        --          --           --         47,956
Shares issued for accrued rent-related party     750,000     7,500        --          --           --          7,500
Shares issued for conversion of accounts
  payable-related party and accrued wages-
  related parties on September 1, 2009 .....     720,000     7,200        --          --           --          7,200
Contributed capital from related party debt
  forgiveness ..............................          --        --    24,958          --           --         24,958
Shares of subsidiary issued to non
  controlling interest .....................          --        --        --          --           45             45
Net Loss ...................................          --        --        --    (178,412)          --       (178,412)
                                              ----------  --------  --------  ----------   ----------   ------------
Balance, December 31, 2009 .................  16,555,315   165,553    24,958    (275,648)          45        (85,092)
Shares of subsidiaries issued to non
  controlling interests ....................          --        --        --     (48,560)      48,560             --
Spin off of subsidiaries ...................          --        --   149,532      48,560      (41,409)       156,683
Dividend ...................................          --        --        --     (14,899)          --        (14,899)
Net Loss ...................................          --        --        --     (92,523)      (7,196)       (99,719)
                                              ----------  --------  --------  ----------   ----------   ------------
Balance, September 30, 2010 (Unaudited) ....  16,555,315  $165,553  $174,490  $ (383,070)  $       --   $    (43,027)
                                              ==========  ========  ========  ==========   ==========   ============

                      The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                                         5

                                  BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                   From
                                                                                               July 5, 2006
                                                                                                 (Date of
                                                                                               Inception) to
                                                               September 30,   September 30,   September 30,
                                                                    2010            2009           2010
                                                               -------------   -------------   -------------
OPERATING ACTIVITIES:
Net loss ....................................................  $     (84,820)  $    (116,697)  $    (360,468)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Rent expense paid through issuance of common stock ........             --              --          21,750
  Shares issued for
  services ..................................................             --           6,500           1,000
  Shares issued for services-related party ..................             --          36,300          28,800
  Shares of subsidiary issued to non-controlling interest ...             --              --              45
  Officers compensation forgiven as paid-in capital .........             --              --          24,958
  Amortization of prepaid expenses ..........................          1,368              --          12,497
  Changes in Assets and Liabilities:
    Accounts receivable .....................................            834             (49)             --
    Prepaid expenses ........................................          1,600           6,953              --
    Accounts payable ........................................         20,692         (15,503)         18,319
    Accounts payable-related parties ........................             --              --           2,750
    Accrued wages related party .............................         24,210          30,848          63,365
    Accrued liabilities .....................................             89              --             576
                                                               -------------   -------------   -------------
      Net Cash Used by Operating Activities .................        (36,027)        (51,648)       (186,408)
                                                               -------------   -------------   -------------

INVESTING ACTIVITIES
  Cash relinquished in spinoff ..............................           (394)             --            (394)
                                                               -------------   -------------   -------------
      Net Cash Used by Operating Activities .................           (394)             --            (394)
                                                               -------------   -------------   -------------

FINANCING ACTIVITIES:
  Proceeds from related party advances ......................         24,275          54,369         173,192
  Repayment of related party advances .......................         (5,000)         (1,000)         (6,600)
  Proceeds from notes payable ...............................         23,000              --          28,000
                                                               -------------   -------------   -------------
    Net Cash Provided by Financing Activities ...............         42,275          53,369         194,592
                                                               -------------   -------------   -------------

    Net Increase in Cash ....................................          5,854           1,721           7,790
                                                               -------------   -------------   -------------

Cash at Beginning of Period .................................          1,936               8              --
                                                               -------------   -------------   -------------
Cash at End of Period .......................................  $       7,790   $       1,729   $       7,790
                                                               =============   =============   =============

NON-CASH TRANSACTIONS
Stock issued for repayment of related party advances ........  $      33,171   $      41,351   $     114,454
                                                               =============   =============   =============
Stock issued for prepaid compensation at subsidiary .........  $          --   $          --          12,309
                                                               =============   =============   =============
Stock issued as repayment of accrued liabilities ............  $          --   $       5,000   $      34,535
                                                               =============   =============   =============
Shares of subsidiaries issued to non controlling interests ..  $      48,560   $          --          48,560
                                                               =============   =============   =============
Dividend paid through the distribution of share of subsidiary  $      14,899   $          --   $      14,899
                                                               =============   =============   =============

Supplemental Disclosures:
  Cash paid for income taxes ................................  $          --   $          --   $          --
                                                               =============   =============   =============
  Cash paid for interest ....................................  $          --   $          --   $          --
                                                               =============   =============   =============

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

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with current year presentation. These reclassification did not have any effect on the prior year net loss.

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

In relation to the spin-off, the Company distributed its investment in Delta to the shareholders of record as of December 15, 2009 through the issuance of 16,555,315 shares of common stock of Delta. The value of the dividend was determined to be $14,899, which represented Beta's investment in Delta.

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

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                                       APRIL 12,
                                                          2010
                                                       ---------
Assets of discontinued operations
 Cash ..............................................   $     394
 Prepaid expenses ..................................       6,496
 Investment in Famous ..............................      29,616
                                                       ---------
                                                       $  36,506
                                                       =========

LIABILITIES OF DISCONTINUED OPERATIONS
 Bank overdraft ....................................   $   4,050
 Accounts payable ..................................       6,929
 Accounts payable-related parties ..................      19,233
 Accrued wages-related party .......................      69,903
 Common stock of Famous, net of minority interest ..      29,616
                                                       ---------
                                                       $ 129,731
                                                       =========

Net liabilities divested ...........................   $  93,225
                                                       =========

NOTE 4: NOTES PAYABLE

At December 31, 2009 and September 30, 2010, the Company has notes payable of $5,000 and $28,000, respectively. The notes are unsecured, due on the demand of the creditors and bear interest at the rate of 6% annually.

NOTE 5: GOING CONCERN

At September 30, 2010, the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

NOTE 6: SUBSEQUENT EVENTS

In October 2010 the Company received proceeds from a note payable in the amount of $7,500. The note bears interest at the rate of 6% and is due on demand and is unsecured.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE AND Nine MONTHS ENDED September 30, 2010 AND 2009 AND FROM JULY 5, 2006 ("INCEPTION") TO September 30, 2010.

REVENUES AND EXPENSES

         We had no revenues for the three and nine month periods ended September 30, 2010 and 2009.

         For the three months ended September 30, 2010 and 2009, general and administrative expenses totaled $13,105and $23,613 resulting in a net loss from continuing operations of $13,105 and $23,613. We have reduced or operating expenses to the extent possible until such time as we can identify an acquisition candidate. For the three months ended September 30, 2010 we recorded no net loss from discontinued operations as compared to a net loss from discontinued operations of $17,390 for the three months ended September 30, 2009. Our net loss from continuing and discontinued operations totaled $13,105 and $41,003 respectively . Net loss available to shareholders was $13,105 and $41,003 for the three and nine months ended September 30, 2010 and 2009.

         For the nine months ended September 30, 2010 and 2009, general and administrative expenses totaled $26,208 and $70,621. Losses from discontinued operations totaled $51,416 and $46,076. We incurred a net loss of $77,624 and $116, 697 for the respective periods. Net loss available to shareholders totaled $92,523 and $116,697.

         For the nine months ended September 30, 2010 we recorded a dividend expense totaling $14,899 representing the Company's distribution of the Delta Entertainment shares of common stock through the issuance of 16,555,315 shares of its common stock. The value of the stock dividend represented Beta Music Group, Inc.'s investment in Delta.

         Since Inception total revenues were $2,760. We incurred losses from continuing operations totaling $203,772 and losses from discontinued operations totaling $149,500. Our Net loss since inception totaled $353,272. Net loss available to shareholders totaled $368,171.

         Our net loss per share during for the three months ended September 30, 2009 and 2010 was $0.00 and our net loss per share for the nine months ended September 2009 and 2010 was $0.01.

         Until we complete a business combination, we do not anticipate generating revenues. Any revenues that we generate following a business combination may not be sufficient to cover our operating expenses. In which case we may cease operations and you may lose your entire investment.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS AND LIABILITIES

         At September 30, 2010 we had cash of $7,790 as compared to cash of $1,936 and prepaid expenses totaling $1,600 at December 31, 2009. Also at December 31, 2009, assets attributable to discontinued operations were $11,070. Total assets at September 30, 2010 were $7,790 and $14,606 at December 31, 2009.

         Our current liabilities at September 30, 2010 totaled $35,918 consisting primarily of a note payable in the amount of $28,000 as compared to a note payable at December 31, 2010 0 totaling $5,000. We use the proceeds from these notes for working capital. Total current liabilities at September 30, 2010 were $35,918 as compared to $99,698 at December 31, 2009. The primary reason for the decline in our total liabilities is attributable to the elimination of our liability for discontinued operations.

         We had a working capital deficit of $28,128 at September 30, 2010 and a working capital deficit of $85,092 at December 31, 2009. We have no revenues to satisfy these liabilities. Unless we secure debt or equity financing, of which there can be no assurance, or enter into some form of business combination, we may be forced to discontinue our limited operations.

         In order to meet our continuing operating expenses, in October 2010 the Company executed a loan agreement whereby the Company received $7,500. The note provides for interest on the outstanding principal balance at the rate of 6% per annum. The note is unsecured and is payable on demand.

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

         Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

         During the quarter ended September 30, 2010 we did not issue any shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  (REMOVED AND RESERVED).

         Not Applicable.

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

Beta Music Group, Inc.


Date: October 28, 2010

By: /s/ Edwin Mendlinger
------------------------
Edwin Mendlinger
Chief Executive Officer


Date: October 28, 2010

By: /s/ Edwin Mendlinger
------------------------
Edwin Mendlinger
Chief Financial Officer