Form 10-K
period 2010-12-31
Beta Music Group, Inc.
filed 2011-03-31
CIK 1452164

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-K
                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended: December 31, 2010

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from: _____________ to _____________

                       Commission file number 333-113296

                             BETA MUSIC GROUP, INC
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

                    160 EAST 65TH STREET NEW YORK, NY 10065
                   ----------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212)249-4900
                                --------------
              (Registrant's telephone number, including area code)

                                      n/a
                  ------------------------------------------
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

                                  COMMON STOCK
                                 -------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                [ ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                [ ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                [ ] Yes   [ ] No

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

   Large accelerated filer [ ]                  Accelerated filer         [ ]
   Non-accelerated filer   [ ]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                         [X] Yes   [ ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter as reported by the Pink Sheets OTC on March 29, 2011 as approximately $47,227.

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

                     APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 16,555,315 shares of common stock, $.01 par value as of March 29, 2011.

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

                                     None.

================================================================================

This Form 10-K contains "forward-looking statements" within the meaning of applicable securities laws relating to Beta Music Group, Inc. ("Beta", "Beta Music" "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report about the Company's future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors as set forth in this Form 10-K. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

We are under no duty to update such forward-looking statements.

                               TABLE OF CONTENTS

                                    PART I.

Item 1.  BUSINESS .........................................................    1

Item 1A. RISK FACTORS .....................................................    8

Item 1B. UNRESOLVED STAFF COMMENTS ........................................   12

Item 2.  PROPERTIES .......................................................   12

Item 3.  LEGAL PROCEEDINGS  ...............................................   13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   13

                                    Part II

Item 5.  MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER
          PURCHASES OF EQUITY SECURITIES ..................................   13

Item 6.  SELECTED FINANCIAL DATA ..........................................   14

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATION ............................................   14

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ..........................   15

Item 8.  FINANCIAL STATEMENT AND SUPPLEMENTAL DATA ........................   15

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE .............................................   16

Item 9A. CONTROLS AND PROCEDURES ..........................................   16

Item 9B. OTHER INFORMATION ................................................   17

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ...........   17

Item 11. EXECUTIVE COMPENSATION ...........................................   18

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS .................................   19

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE ....................................................   20

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES ...........................   20

                                    PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE ...........................   21

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

ITEM 1A. RISK FACTORS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES.

         Our executive offices are currently located at 160 East 65th Street New York, NY 10065 which is also the principal place of business of our chief executive officer. The office is provided rent free and should be sufficient to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. MARKET INFORMATION

         Our common stock currently trades on the Pink Sheets
Over-the-Counter-under the symbol ("BEMG"). There is a very limited market for our common stock. Our common stock began trading on the Over-the-Counter Bulletin Board on September 2009. There has been a very limited market for our common stock.

2009                                        HIGH*      LOW*
----                                        -----      -----

First Quarter ........................      $N/A       $N/A
Second Quarter .......................      $N/A       $N/A
Third Quarter ........................      $0.11      $0.10
Fourth Quarter .......................      $0.11      $0.10

2010                                        HIGH*      LOW*
----                                        -----      -----

First Quarter ........................      $0.20      $0.10
Second Quarter .......................      $0.51      $0.25
Third Quarter ........................      $0.20      $0.10
Fourth Quarter .......................      $0.25      $0.15

2011                                        HIGH*      LOW*
----                                        -----      -----

First Quarter (through March 23, 2011)      $0.15      $0.15

B. HOLDERS

         As of December 31, 2010 there were 85 shareholders of record of our Common Stock.

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

         None.

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

ITEM 6.  SELECTED FINANCIAL DATA

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

         The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2010.

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

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO DECEMBER 31, 2009

REVENUES:

         We are a shell company with no operations. We had no revenues in either 2010 or 2009. Our revenues since Inception (July 5, 2006) totaled $2,760.

OPERATING UPDATE:

         General and administrative expenses for the years ended 2010 and 2009 totaled $30,582 and $93,852 respectively. Total general and administrative expenses since Inception totaled $208,655. Our Net loss from continuing operations for the year ended December 31, 2010 and 2009 totaled $(30,582) and $(93,852) and $(208,146) since Inception. We also recorded a net loss from discontinued operations of $(51,416) and $(84,560). Our Net Losses for the years ended December 31, 2010 and 2009 and from Inception totaled $(81,998), $(178,367), and $(357,646).

         Our Net Loss per share in 2010 totaled $(0.00) and $(0.01) in 2009.

LIQUIDITY AND CAPITAL RESOURCES:

ASSETS AND LIABILITIES

         At December 31, 2010, we had cash totaling $6,355 which represents our only asset. At December 31, 2009 we had cash totaling $1,936, prepaid expenses of $1,600 and assets attributable to our discontinued operations totaling $11,070 Our total assets were $14,606.

         Our liabilities at December 31, 2010 totaled $38,857 of which $35,500 is attributable to a note payable. At December 31, 2009 our liabilities totaled $99,698 of which $94,211 represents current liabilities attributable to discontinued operations. We have a working capital deficit at December 31, 2010 of $32,502 as compared to a working capital deficit at December 31, 2009 of $85,092.

         We have no revenues to satisfy our ongoing liabilities. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

PLAN OF OPERATION FOR FISCAL YEAR 2011

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

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2010 and, based on their evaluation, and, have concluded that the disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2010, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2010, was effective.

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

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

NAME:                     AGE:            POSITION:
-----                     ----            ---------
Edwin Mendlinger          75              CEO/President/Secretary/CFO/Director

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

         Prior to Mr. Mendlinger's appointment as our chief executive officer, Michelle Tucker served as our sole officer and a board member. Ms. Tucker was paid a monthly salary of $3,000. Ms. Tucker also received 5,000 shares of the Company's common stock per month for serving as our chief financial officer and 5,000 shares of common stock per month for serving on our Board of Directors. Ms. Tucker has not received any cash compensation. She has been issued a total of 3,720,000 shares of our common stock for services rendered as an officer and director. The following table discloses compensation paid during the fiscal years ended December 31, 2010 and 2009 to the Company's Chief Executive Officer and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2010 (collectively, the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

                                                 STOCK     OPTION
                                                AWARDS     AWARDS
NAME AND PRINCIPAL           SALARY   BONUS       ($)       ($)      TOTAL
POSITION              YEAR    ($)      ($)        (1)       (2)       ($)
-------------------   ----   ------   -----   ----------   ------   -------
Edwin Mendlinger      2010     0        0           0        0            0
                      2009     0        0           0        0            0

Michelle Tucker (1)   2010     0        0           0        0            0
                      2009     0        0     $43,750(2)     0      $43,750

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of December 31, 2010 with respect to the beneficial ownership of the Company's Common Stock by:
(i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

                                    NO. OF SHARES OF
NAME                                COMMON STOCK (1)            PERCENT OF CLASS
----                                ----------------            ----------------

Edwin Mendlinger                             -0-                      -0-
Mark Teitelbaum                       13,711,676                     82.8%
Michelle Tucker(1)                     1,528,795                      9.2%
_______________________________________________________________________________
(All officers and directors
 as a group (1) member(1)                    -0-                      -0-

(1) Includes 741,602 shares owned by Michelle Tucker and 787,193 shares of common stock owned by the Tucker Family Spendthrift Trust, an entity in which Ms. Tucker serves as a co-trustee together with her husband, Leonard Tucker.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         AUDIT FEES. The aggregate fees billed for professional services rendered was $7,500 and $10,000 for 2010 and 2009 respectively.

         AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." There were no such fees billed for the fiscal year ended December 31, 2010 and 2009.

         TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2010 and 2009.

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

         Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2010 and 2009 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2010, for filing with the Securities and Exchange Commission.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following report and financial statements are filed together with this nnual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONSOLIDATED

BALANCE SHEETS AT DECEMBER 31, 2010 AND 2009

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND
 2009 AND CUMULATIVE SINCE JULY 5, 2006 (INCEPTION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND
 2009 AND CUMULATIVE SINCE JULY 5, 2006(INCEPTION) THROUGH DECEMBER 31, 2010

NOTES TO FINANCIAL STATEMENTS

b. Index to Exhibits

31.1 Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

         BETA MUSIC GROUP, INC.                 Date: March 31, 2011


         By: /s/ Edwin Mendlinger
             --------------------
             Edwin Mendlinger
             CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By: /s/ Edwin Mendlinger               Date: March 31, 2011
             --------------------
             Edwin Mendlinger
             CEO / Director

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Beta Music Group, Inc.
(A Development Stage Company)
New York, NY

We have audited the consolidated balance sheets of Beta Music Group, Inc. (the "Company") as of December 31, 2010 and 2009, and the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and for the period from July 5, 2006 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of at the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from July 5, 2006 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred losses since inception, has negative working capital and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

March 31, 2011

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,   December 31,
                                                        2010           2009
                                                    ------------   ------------
ASSETS
Current Assets:
  Cash ...........................................  $      6,355   $      1,936
  Prepaid expenses ...............................            --          1,600
  Current assets of discontinued operations, net .            --         11,070
                                                    ------------   ------------

    Total Assets .................................  $      6,355   $     14,606
                                                    ============   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ...............................  $      2,324   $         --
  Accrued liabilities ............................         1,033            487
  Notes payable ..................................        35,500          5,000
  Current liabilities of discontinued operations .            --         94,211
                                                    ------------   ------------
    Total Current Liabilities ....................        38,857         99,698
                                                    ------------   ------------

Total Liabilities ................................        38,857         99,698
                                                    ------------   ------------

Stockholders' Equity (Deficit)
  Common stock, $.01 par value
   100,000,000 authorized and 16,555,315 issued
   and outstanding ...............................       165,553        165,553
  Additional paid in capital .....................       174,490         24,958
  Deficit Accumulated in the Development Stage ...      (372,545)      (275,648)
                                                    ------------   ------------
    Total Stockholders' Deficit ..................       (32,502)       (85,137)
  Non Controlling Interest .......................            --             45
                                                    ------------   ------------
    Total Liabilities and Stockholders' Deficit ..  $      6,355   $     14,606
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          From
                                                                      July 5, 2006
                                                                   (Date of Inception)
                                     December 31,   December 31,     to December 31,
                                         2010           2009               2010
                                     ------------   ------------   -------------------
Revenue ...........................  $         --   $         --      $      2,760

Cost of sales .....................            --             --             2,251
                                     ------------   ------------      ------------

Gross profit ......................            --             --               509

General administrative expenses ...        30,582         93,852           208,655
                                     ------------   ------------      ------------

Net loss from continuing operations       (30,582)       (93,852)         (208,146)
                                     ------------   ------------      ------------

Loss from discontinued operations         (51,416)       (84,560)         (149,500)
                                     ------------   ------------      ------------

Provision for income taxes ........            --             --                --
                                     ------------   ------------      ------------

Net Loss ..........................       (81,998)      (178,412)         (357,646)
Less: Net loss attributable to
 non-controlling interest .........            --             45                --
                                     ------------   ------------      ------------
Net loss attributable to common
 stockholders .....................  $    (81,998)  $   (178,367)     $   (357,646)
                                     ============   ============      ============


Basic and Diluted Loss per
 Common Share
  Loss from continuing operations    $      (0.00)  $      (0.01)
                                     ============   ============
  Loss from discontinued operations  $      (0.00)  $      (0.01)
                                     ============   ============
  Net Loss ........................  $      (0.00)  $      (0.01)
                                     ============   ============
Basic and Diluted Weighted Average
  Common Shares Outstanding .......    16,555,315     12,616,763
                                     ============   ============

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                                         F-3

                                        BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                Deficit
                                                                              Accumulated
                                                                                in the          Non           Total
                                                Common              Paid in   Development   Controlling   Stockholders'
                                                Stock      Amount   Capital      Stage       Interest        Deficit
                                              ----------  --------  --------  -----------   -----------   -------------
Balance, July 5, 2006, date of inception ...          --  $     --  $     --  $        --   $        --   $          --
Proceeds from Founders shares issued on
 July 14, 2006 at $.01 per share ...........      10,000       100        --           --            --             100
Net Loss ...................................          --        --        --         (100)           --            (100)
                                              ----------  --------  --------  -----------   -----------   -------------
Balance December 31, 2006 ..................      10,000       100        --         (100)           --              --
Net Loss ...................................          --        --        --      (21,522)           --         (21,522)
                                              ----------  --------  --------  -----------   -----------   -------------
Balance, December 31, 2007 .................      10,000       100        --      (21,622)           --         (21,522)
Shares issued for conversion of accounts
 payable-related parties at $.01 per share
 on March 31, 2008 .........................   2,160,087    21,601        --           --            --          21,601
Shares issued for conversion of accounts
 payable-related party at $.01 per share
 on April 24, 2008 .........................     244,000     2,440        --           --            --           2,440
Shares issued for conversion of accounts
 payable-related party and accrued
 wages-related parties on May 27, 2008 .....   1,000,091    10,001        --           --            --          10,001
Shares issued for conversion of accounts
 payable-related party and accrued
 wages-related parties on August 21, 2008 ..     383,000     3,830        --           --            --           3,830
Shares issued for conversion of accounts
 payable-related party and accrued
 wages-related parties on September 4, 2008    1,126,590    11,266        --           --            --          11,266
Shares issued for conversion of accounts
 payable-related party and accrued
 wages-related parties on October 22, 2008 .     645,500     6,455        --           --            --           6,455
Shares issued for prepaid expenses
 on October 22, 2008 .......................   1,230,942    12,309        --           --            --          12,309
Net Loss ...................................          --        --        --      (75,614)           --         (75,614)
                                              ----------  --------  --------  -----------   -----------   -------------
Balance, December 31, 2008 .................   6,800,210    68,002        --      (97,236)           --         (29,234)
Shares issued for conversion of accounts
 payable-related party and accrued
 wages-related parties on Janaury 7, 2009
 at $.01 per share .........................   1,969,500    19,695        --           --            --          19,695
Shares issued at $.01 per share for services
 and prepaid expenses on January 7, 2009 ...     550,000     5,500        --           --            --           5,500
Shares issued for conversion of accounts
 payable-related party and accrued
 wages-related parties on February 4, 2009 .     870,000     8,700        --           --            --           8,700
Shares issued for accrued liabilities and
 consulting expenses on August 3, 2009
 at $.01 ...................................     100,000     1,000        --           --            --           1,000
Shares issued for conversion of accounts
 payable-related party and accrued
 wages-related parties on August 3, 2009 ...   4,790,605    47,906        --           --            --          47,906
Shares issued for accrued rent-related party     750,000     7,500        --           --            --           7,500
Shares issued for conversion of accounts
 payable-related party and accrued
 wages-related parties on September 1, 2009      725,000     7,250        --           --            --           7,250
Contributed capital from related party debt
 forgiveness ...............................          --        --    24,958       24,958
Net Loss ...................................          --        --        --     (178,412)           45        (178,367)
                                              ----------  --------  --------  -----------   -----------   -------------
Balance, December 31, 2009 .................  16,555,315   165,553    24,958     (275,648)           45         (85,092)
Shares of subsidiary issued to non
 controlling interest ......................          --        --   (48,560)      48,560            --
Spinoff of subsidiaries ....................          --        --   149,532       48,560       (41,409)        156,683
Dividend in the form of shares of former
 subsidiary ................................          --        --        --      (14,899)           --         (14,899)
Net Loss ...................................          --        --        --      (81,998)       (7,196)        (89,194)
                                              ----------  --------  --------  -----------   -----------   -------------
Balance, December 31, 2010 .................  16,555,315  $165,553  $174,490  $  (372,545)  $        --   $     (32,502)
                                              ==========  ========  ========  ===========   ===========   =============

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.

                                                          F-4

                                  BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                               From
                                                                                           July 5, 2006
                                                                                        (Date of Inception)
                                                          December 31,   December 31,     to December 31,
                                                              2010           2009               2010
                                                          ------------   ------------   -------------------
OPERATING ACTIVITIES:
Net loss ...............................................  $    (81,998)  $   (178,412)     $   (357,646)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Rent expense paid through issuance of common stock ...            --         12,000            21,750
  Shares issued for services ...........................            --          1,000             1,000
  Shares issued for services-related party .............            --         28,800            28,800
  Shares of subsidiary issued for services-related party        15,434             --            15,434
  Officers compensation forgiven as paid-in capital ....            --         24,958            24,958
  Loss allocated to non controlling interest ...........        (7,196)            --            (7,196)
  Shares of subsidiary issued to minority interest .....            --             45                45
  Amortization of prepaid expenses .....................         1,367         11,129            12,496
  Changes in Assets and Liabilities:
    Accounts receivable ................................           834           (834)               --
    Prepaid expenses ...................................         1,600         (1,600)               --
    Accounts payable ...................................        13,303        (16,456)           13,303
    Accounts payable-related parties ...................            --          2,750             2,750
    Accrued wages related party ........................         8,775         39,155            47,930
    Accrued liabilities ................................           546            487             1,033
                                                          ------------   ------------      ------------
    Net Cash used in Operating Activities ..............       (47,335)       (76,978)         (195,343)
                                                          ------------   ------------      ------------

INVESTING ACTIVITIES
  Cash received (relinquished) in distribution of
     subsidiaries ......................................         1,979         (2,373)             (394)
                                                          ------------   ------------      ------------
  Net Cash used in Investing Activities ................         1,979         (2,373)             (394)
                                                          ------------   ------------      ------------

FINANCING ACTIVITIES:
  Proceeds from related party advances .................        24,275         77,879           173,192
  Repayment of related party advances ..................        (5,000)        (1,600)           (6,600)
  Proceeds from notes payable ..........................        30,500          5,000            35,500
                                                          ------------   ------------      ------------
  Net Cash Provided by Financing Activities ............        49,775         81,279           202,092
                                                          ------------   ------------      ------------

  Net Increase in Cash .................................         4,419          4,301             6,355
                                                          ------------   ------------      ------------

Cash at Beginning of Period ............................         1,936              8                --
                                                          ------------   ------------      ------------
Cash at End of Period ..................................  $      6,355   $      1,936      $      6,355
                                                          ============   ============      ============


NON-CASH TRANSACTIONS
Stock issued for repayment of related party advances ...  $         --   $     42,851      $     81,404
                                                          ============   ============      ============
Shares of subsidiary issued as repayment of related
 party advances ........................................  $     33,126   $         --      $     33,126
                                                          ============   ============      ============
Stock issued for prepaid compensation at subsidiary ....  $      1,367   $         --            13,676
                                                          ============   ============      ============
Shares of subsidiary issued to non controlling interests  $     48,560   $         --            48,560
                                                          ============   ============      ============
Dividend paid through issuance of shares of subsidiary    $     14,899   $         --            14,899
                                                          ============   ============      ============
Stock issued as repayment of accrued liabilities .......  $         --   $     14,400      $     14,400
                                                          ============   ============      ============
Supplemental Disclosures:
  Cash paid for income taxes ...........................  $         --   $         --      $         --
                                                          ============   ============      ============
  Cash paid for interest ...............................  $         --   $         --      $         --
                                                          ============   ============      ============
*  Restated
                           The accompanying notes are an integral part of these
                                    consolidated financial statements.

                                                    F-5

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

Beta Music Group, Inc. (the "Company" or "Beta") was incorporated in the state of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 14, 2007 the name of the Company was changed to The Next Pop Star, Inc. On October 20, 2008, the name was changed again to Beta Music Group, Inc.

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

The consolidated financial statements include the accounts of the Company's former subsidiaries Delta Entertainment Group, Inc. ("Delta") and Famous Records, Corp. ("Famous").

The Company, through its former subsidiary Famous, was in the business of producing master recordings to commercially release and promote finished Master recordings for distribution on an exclusive basis during a specific term to record stores, other non-traditional outlets and digitally through downloads & ringtones. Pursuant to a Stock Sale and Agreement, this line of business is presented as discontinued operations. (See below.)

Delta Entertainment Group, Inc. was incorporated in the state of Florida on October 2, 2009. Its principal business purpose is to act as a holding corporation for Famous.

On December 14, 2009, pursuant to a Stock Purchase and Sale Agreement between a third party and certain shareholders of Beta, the Board of Directors of Beta resolved to spin off Delta Music Group, Inc. and its subsidiary Famous Records Corp. This Board action was taken in relation to the change in control of Beta. Shareholders of Beta on the record date, December 13, 2009 received one share of Delta for each share of Beta held. The spin-off was effective on the date the Registration statement for Delta Entertainment Group, Inc. was declared effective by the Securities and Exchange Commission, which was April 13, 2010.

Due to the Stock Purchase and Sale Agreement, these financial statements present the assets, liabilities and operations of Delta and Famous as discontinued operations.

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2010 and 2009 there was no uninsured cash.

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

   o The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

   o  Collectability is probable.

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through its former subsidiary Famous, entered into an agreement with a distributor whereby we have granted them the right to distribute our recorded music. Based on the terms set forth in the agreement, we have determined that the conditions for revenue recognition are met when we have obtained notification by the distributor of the amount due to us. There are minimum payment thresholds in the agreement, and no payment is made to us until we have met these thresholds, however, the Company has determined that collectability is probable once the distributor has provided us with a statement detailing the amounts due to us.

ADVERTISING:

Advertising costs are charged to operations when incurred. Advertising cost for the years ended December 31, 2010 and 2009 were nil and $550, respectively. The advertising costs are included as part of discontinued operations at December 31, 2009.

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

INCOME (LOSS) PER SHARE:

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2010 and 2009 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

RESTATEMENT

The Consolidated Statement of Cash Flows for 2009 has been restated to correct the cash at the end of the year ended December 31, 2009. Certain balances were also reclassified between investing and operating activities. These adjustments did not have any effect on the previously reported assets, liabilities or net loss.

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date of the spin off, the Company recorded Additional Paid in Capital of $149,532, which, on the date of the spinoff, represented the net liabilities and stockholders' equity of Delta and subsidiary, net of loss allocated to the non-controlling interest of $7,196. The aforementioned loss allocated to the noncontrolling interest has offset the loss from discontinued operations by the same amount. The assets and liabilities divested were as follows:

Assets of discontinued operations
  Cash ...............................................   $        394
  Prepaid expenses ...................................          6,496
  Investment in Famous ...............................         29,616
                                                         ------------
                                                         $     36,506
                                                         ============

LIABILITIES OF DISCONTINUED OPERATIONS
  Bank Overdraft .....................................   $      4,050
  Accounts payable ...................................          6,929
  Accounts payable-related parties ...................         19,233
  Accrued wages-related party ........................         69,903
  Common stock of Famous, net of minority interest ...         29,616
                                                         ------------
                                                         $    129,731
                                                         ============

Net liabilities divested .............................   $     93,225
                                                         ============

NOTE 4: RELATED PARTY TRANSACTIONS

At December 31, 2009 Due to Related Parties, included as a part of the liabilities from discontinued operations, consists of the following:

                                                         DECEMBER 31,
                                                             2009
                                                         ------------
Due to Tucker Family Spendthrift Trust ...............   $     30,333
Due to Alpha Music Mfg. Corp .........................          2,750
                                                         ------------
                                                         $     33,083
                                                         ============

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Per the terms of his Director Agreement, Mr. Collins is to receive 5,000 shares of Famous common stock per month for being a member of the Board of Directors of Famous. If he should serve as Chairman of any committee, he shall receive 2,500 Famous shares per month, and for service on any other committee he shall receive an additional 1,250 Famous shares per month. At December 31, 2009, Mr. Collins was due 75,000 shares of common stock of Famous.

In relation to the aforementioned agreements with Mr. Collins, for the years ended December 31, 2010 and 2009 compensation expense in the amount of $17,433 and $51,816, respectively, is included as a part of the loss from discontinued operations.

In October 2009, the Company, through its subsidiary Famous, has entered into a month to month lease agreement with Famous' president. Monthly rent expense is $500. Rent expense in the amount of $2,000 and $1,500 has been included as part of discontinued operations pursuant to the lease agreement for the years ended December 31, 2010 and 2009, respectively. Prior to May 2009, Famous had been provided office space, telephone and secretarial services from a related party at no charge.

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2008, the Company entered into a month to month lease agreement with the Tucker Family Spendthrift Trust. Monthly rent expense was $1,500 and for the year ended December 31, 2009 rent expense in the amount of $10,500 has been recorded and is included in discontinued operations. The lease was terminated in July 2009. Prior to April 2008, the Company had been provided office space, telephone and secretarial services from a related party at no charge.

In January and May 2008, Beta entered into agreements with individuals to serve as Corporate Directors. Per the terms of the agreements, the Directors received 5,000 shares of common stock of the company for each month that they served as a Director. If the Director served as a Chairman of any committee, he was to receive an additional 2,500 shares per month, and if he served on any committee, an additional 1,250 shares per month. These individuals resigned in December 2009 pursuant to the Stock Purchase and Sale Agreement.

In October 2008, Beta entered into an employment agreement with Michelle Tucker, whereby she was to receive compensation in the amount of $3,000 per month for serving as President to the Company. Michelle Tucker also received 5,000 shares of common stock per month for serving as the Chief Financial Officer of the Company. Pursuant to the Stock Purchase and Sale Agreement, Ms. Tucker resigned her positions with the Company during December 2009.

For the year ended December 31, 2009 compensation expense of $43,458 was recorded related to the aforementioned Officer and Directors' Agreements.

During the years ended December 31, 2010 and 2009, the Tucker Family Spendthrift Trust made cash advances to our former subsidiaries of $24,275 and $75,361, respectively, for general operating expenses. During the same periods, repayments of $5,000 and $1,600 were also made to the Tucker Family Spendthrift Trust by our former subsidiaries.

During the year ended December 31, 2009, the Company issued 9,105,105 shares of common stock to related parties as payment for services, rent expense and advances from a related party.

Currently, Beta is provided office space, telephone and secretarial services from a related party at no charge.

NOTE 5: INCOME TAXES

At December 31, 2010 and 2009 deferred tax assets consist of the following:

                                       DECEMBER 31,      DECEMBER 31,
                                           2010              2009
                                       ------------      ------------
Federal loss carryforwards ......      $    121,000      $    109,000
Less: valuation allowance .......          (121,000)         (109,000)
                                       ------------      ------------
                                       $         --      $         --
                                       ============      ============

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

As of December 31, 2010, the effective tax rate is lower than the statutory rate due to net operating losses.

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net operating loss carry forwards of approximately $375,000 begin to expire in 2028 for both federal and state purposes.

NOTE 6: STOCKHOLDERS' DEFICIT

At December 31, 2009, the authorized capital of the Company consisted of 100,000,000 shares of common stock with a par value of $.001. At December 31, 2010, there are 16,555,315 shares outstanding.

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

On September 4, 2008, the Company issued 1,106,590 shares of common stock to the Tucker Family Spendthrift Trust as repayment of $2,816 of advances made to the Company and $8,250 of accrued rent. Also on that date, the Company issued 20,000 shares of common stock valued at $200 to Officers and Directors of the Company for their services.

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

On January 7, 2009, the Company issued 1,009,500 shares of common stock to the Tucker Family Spendthrift Trust as repayment of $5,595 of advances made to the Company and $4,500 for accrued rent and rent expense. The Company issued 960,000 shares of common stock valued at $9,600 to Officers and Directors of the Company for their services. The Company also issued 550,000 shares of common stock for services valued at $5,500.

On February 4, 2009, the Company issued 550,000 to the Tucker Family Spendthrift Trust as repayment of $4,000 of advances made to the Company and $1,500 for rent expense. Also on that date, the Company issued 320,000 shares of common stock valued at $3,200 to Officers and Directors of the Company for their services.

                    BETA MUSIC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 3, 2009, the Company issued 3,940,605 shares of common stock to the Tucker Family Spendthrift Trust as repayment $31,906.05 of advances made to the Company and $7,500 of accrued rent The Company issued 1,600,000 shares of common stock valued at $ to Officers and Directors for their services and also 100,000 shares valued at $1,000 to vendors for accrued liabilities and consulting expenses.

On September 1, 2009, the Company issued 85,000 shares to the Tucker Family Spendthrift Trust as repayment of $850 of advances made to the Company. Also on that date, the Company issued 640,000 shares to Officers and Directors.

NOTE 8: GOING CONCERN

At December 31, 2010, the Company has a working capital deficit and a deficit accumulated in the development stage of $342,575. As such, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

NOTE 9: SUBSEQUENT EVENTS

Management has evaluated subsequent events, and the impact on the reported results and disclosures and determined that there have not been any events that would require to be reflected in the consolidated financial statements or the notes.