Form 10-Q
period 2011-03-31
Beta Music Group, Inc.
filed 2011-05-10
CIK 1452164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-113296

Beta Music Group, Inc.

(Name of registrant as specified in its charter)

_______________________

(Former Name of Registrant)

Florida	26-0582871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 East 65th Street, New York, NY	10065
(Address of principal executive offices)	(Zip Code)

(212) 249-4900

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 16,555,315 shares of Common Stock as of May 6, 2011.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010

Assets
Current Assets:
Cash	$10,513	$6,355

Total Assets	$10,513	$6,355

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$6,479	$2,324
Accrued liabilities	1,658	1,033
Notes payable	45,000	35,500
Total Current Liabilities	53,137	38,857

Total Liabilities	53,137	38,857

Stockholders’ Deficit
Common stock, $.01 par value 100,000,000 authorized and 16,555,315 issued and outstanding	165,553	165,553
Additional paid in capital	174,490	174,490
Deficit Accumulated in the Development Stage	(382,667)	(372,545)
Total Stockholders’ Deficit	(42,624)	(32,502)
Total Liabilities and Stockholders’ Deficit	$10,513	$6,355

The accompanying notes are an integral part of these unaudited condensed financial statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From
			July 5, 2006
			(Date of Inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011

Revenue	$—	$—	$2,760

Cost of sales	—	—	2,251

Gross profit	—	—	509

General administrative expenses	10,122	1,737	218,777

Net loss from continuing operations	(10,122)	(1,737)	(218,268)

Loss from discontinued operations	—	(43,212)	(149,500)

Net Loss	(10,122)	(44,949)	(367,768)
Net loss allocated to nonconrolling interest	—	7,196	—
Net Loss attributable to common stockholders	$(10,122)	$(37,753)	$(367,768)

Basic and Diluted Loss per Common Share Net Loss	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	16,555,315	16,555,315

The accompanying notes are an integral part of these unaudited condensed financial statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

			From
			July 5, 2006
			(Date of Inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011

Operating Activities:
Net loss	$(10,122)	$(44,949)	$(367,768)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Rent expense paid through issuance of common stock	—	—	21,750
Shares issued for services	—	—	1,000
Shares issued for services-related party	—	15,510	28,800
Shares of subsidiary issued for services-related party	—	—	15,434
Officers compensation forgiven as paid-in capital	—	—	24,958
Shares of subsidiary issued to minority interest	—	—	45
Loss allocated to non controlling interest	—	—	(7,196)
Amortization of prepaid expenses	—	1,026	12,496
Changes in Assets and Liabilities:
Accounts receivable	—	538	—
Prepaid expenses	—	1,366	—
Accounts payable	4,155	8,487	17,458
Accounts payable-related parties	—	—	2,750
Accrued wages related party	—	2,625	47,930
Accrued liabilities	625	(402)	1,658
Net Cash Used by Operating Activities	(5,342)	(15,799)	(200,685)

Investing Activities:
Cash relinquished in distribution of subsidiary	—	(25)	(394)
Net Cash Used by Investing Activities	—	(25)	(394)

Financing Activities:
Proceeds from related party advances	—	15,200	173,192
Repayment of related party advances	—	—	(6,600)
Proceeds from notes payable	9,500	—	45,000
Net Cash Provided by Financing Activities	9,500	15,200	211,592

Net Increase in Cash	4,158	(624)	10,513

Cash at Beginning of Period	6,355	1,936	—
Cash at End of Period	$10,513	$1,312	$10,513

Non-cash Transactions
Stock issued for repayment of related party advances	$—	$33,171	$114,575
Stock issued for prepaid compensation at subsidiary	$—	$—	12,309
Shares of subsidiary issued to non controlling interest	$—	$48,560	48,560
Stock issued as repayment of accrued liabilities	$—	$—	$14,400

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONENSED INTERIM FINANCIAL STATEMENTS

NOTE 1: Description of Company and Basis of Presentation

Beta Music Group, Inc. (the “Company” or “Beta”) was incorporated in the state of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 14, 2007 the name of the Company was changed to The Next Pop Star, Inc.  On October 20, 2008, the name was changed again to Beta Music Group, Inc.

The Company is currently a shell company and has limited continuing operations.  The Company intends to locate and combine with an existing company that is profitable or which, in management’s view, has growth potential, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form.

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

NOTE 2: Recent Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations

NOTE 3: Income (Loss) Per Share:

Basic income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  For the three months ended March 31, 2011 and 2010, the Company did not have any dilutive securities outstanding.

NOTE 4: Going Concern

At March 31, 2011, the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONENSED INTERIM FINANCIAL STATEMENTS

NOTE 5: Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures. The Company received proceeds from a note payable in the amount of $5,000 during April 2011. The note bears interest at the rate of six percent per year. Management has determined that there have not been any other events that would require to be reflected in the financial statements or the notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

Beta Music Group Inc. (“BETA”, the “Company” or “we”) is a Florida corporation incorporated in the state of Florida on July 5, 2006.  Our original business endeavor was to produce live entertainment competitions (in installments or episodes) to be taped and/or filmed for distribution by television and/or internet means.  We were not successful and changed our business plan.  Through the Company’s subsidiary, Famous Records, Corp., our new business focus was to establish contact with new artists who write their own songs (“singer-songwriters”) and produce their own work. The Company’s objective was to sign these artists to exclusive services agreements or license the artists' products for exploitation in domestic and foreign markets. Once these artists were signed, their appeal could be enhanced by concert promotions.  With limited capital we were not successful.

In December 2009 there was a change in the Company’s control and new management was appointed.  In connection with this change in control, Beta spun-off the operations of Delta Entertainment Group, Inc, the holding company for Famous Records,  pursuant to a stock dividend to the shareholders of record of Beta on December 15, 2009.  The spin-off was effective April 12, 2010.

Since the completion of the spin-off, the Company has had no operations. Our focus will be to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We have not limited our search to any specific industry.

Comparison of Operating Results for the Three Months ended March 31, 2011 and 2010 and from July 5, 2006 (“Inception”) to March 31, 2011.

Revenues

We had no revenues for either the three month period ended March 31, 2011 or 2010.  Total revenues since inception were $2,760.

For the three months ended March 31, 2011 and 2010, general and administrative expenses totaled $10,122 and $1,733, resulting in a net loss from continuing operations of $(10,122) and $(1,737).  General and administrative expenses since Inception totaled $218,777 which has resulted in a net loss from continuing operations totaling $(218,268).  We have reduced our operating expenses to the extent possible until such time as we can identify an acquisition candidate.

For the three months ended March 31, 2011there was no loss attributable to discontinued operations as compared to a loss from discontinued operations totaling $(43,212) for the period ended March 31, 2010.  Net loss from discontinued operations since Inception totaled $(149,500).  Our net loss from continuing and discontinued operations totaled $(10,122) and $(44,949) for the three months ended March 31, 2011 and 2010.  Net loss attributable to common shareholders was $(10,122) and $(37,753). Net loss attributable to common shareholders since Inception totaled $(367,768).

Our net loss per share during for the three months ended March 31, 2011 and 2010 was $(0.00)

We will require additional capital to fully implement our business plan.  There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case an investor may lose their entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At March 31, 2011 we had cash of $10,513 as compared to $6,355 on December 31, 2010.  The increase in our cash reserves is directly attributable to additional debt financing.

Our current liabilities at March 31, 2011 totaled $53,137 consisting primarily of a note payable in the amount of $45,000.  At December 31, 2010 current liabilities totaled $38,857 which was primarily attributable to a note payable totaling $35,500. We use the proceeds from these notes for working capital.

Accounts payable at March 31, 2011 were $6,479 as compared to $2,324 at December 31, 2010.

Total current liabilities at March 31, 2011 were $53,137 as compared to $38,857 at December 31, 2010.

We had a working capital deficit of $42,624 at March 31, 2011 and a working capital deficit of $32,502 at December 31, 2010.  We have no revenues to satisfy these liabilities.  Unless we secure additional debt or equity financing, of which there can be no assurance, or enter into some form of business combination, we may be forced to discontinue our limited operations.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Item 4T.	Not applicable.

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities.

During the quarter ended March 31, 2011 we did not issue any shares of common stock.

Item 3.	Defaults upon senior securities.

None

Item 4.	(Removed and Reserved).

Not Applicable.

Item 5.	Other information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Section 302 Certification of the Principal Executive Officer *

31.2	Section 302 Certification of the Principal Financial Officer *

32.1	Section 906 Certification of Principal Executive Officer *

32.2	Section 906 Certification of Principal Financial and Accounting Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beta Music Group, Inc.

Date:   May 10, 2011

By:  /s/ Edwin Mendlinger

Edwin Mendlinger

Chief Executive Officer

Date:   May 10, 2011

By:  /s/ Edwin Mendlinger

Edwin Mendlinger

Chief Financial Officer