Form 10-Q
period 2011-06-30
Beta Music Group, Inc.
filed 2011-08-09
CIK 1452164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 16,555,315 shares of Common Stock as of August 3, 2011.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010

Assets
Current Assets:
Cash	$5,898	$6,355

Total Assets	$5,898	$6,355

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,914	$2,324
Accrued liabilities	2,357	1,033
Notes payable	50,000	35,500
Total Current Liabilities	54,271	38,857

Total Liabilities	54,271	38,857

Stockholders’ Deficit
Common stock, $.01 par value 100,000,000 authorized and 16,555,315 issued and outstanding	165,553	165,553
Additional paid in capital	174,490	174,490
Deficit Accumulated in the Development Stage	(388,416)	(372,545)
Total Stockholders’ Deficit	(48,373)	(32,502)
Total Liabilities and Stockholders’ Deficit	$5,898	$6,355

The accompanying notes are an integral part of these unaudited condensed financial statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From
					July 5, 2006
	Three Months Ended		Six Months Ended		(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2011	2010	2011	2010	2011

Revenue	$—	$—	$—	$—	$2,760

Cost of sales	—	—	—	—	2,251

Gross profit	—	—	—	—	509

General administrative expenses	5,749	11,366	15,871	13,103	224,526

Net loss from continuing operations	(5,749)	(11,366)	(15,871)	(13,103)	(224,017)

Loss from discontinued operations	—	(15,400)	—	(58,612)	(149,500)

Net Loss	(5,749)	(26,766)	(15,871)	(71,715)	(373,517)
Net loss allocated to nonconrolling interest	—	7,196	—	7,196	—
Net Loss attributable to common stockholders	$(5,749)	$(19,570)	$(15,871)	$(64,519)	$(373,517)

Basic and Diluted Loss per Common Share
Net Loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average
Common Shares Outstanding	16,555,315	16,555,315	16,555,315	16,555,315

The accompanying notes are an integral part of these unaudited condensed financial statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

			From
			July 5, 2006
			(Date of Inception)
	June 30,	June 30,	to June 30,
	2011	2010	2011

Operating Activities:
Net loss	$(15,871)	$(71,715)	$(373,517)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Rent expense paid through issuance of common stock	—	—	21,750
Shares issued for services	—	—	1,000
Shares issued for services-related party	—	—	28,800
Shares of subsidiary issued for services-related party	—	—	15,434
Officers compensation forgiven as paid-in capital	—	—	24,958
Shares of subsidiary issued to minority interest	—	—	45
Loss allocated to non controlling interest	—	—	(7,196)
Amortization of prepaid expenses	—	1,368	12,496
Changes in Assets and Liabilities:
Accounts receivable	—	834	—
Prepaid expenses	—	1,500	—
Accounts payable	(410)	18,320	12,893
Accounts payable-related parties	—	—	2,750
Accrued wages related party	—	24,210	47,930
Accrued liabilities	1,324	(140)	2,357
Net Cash Used by Operating Activities	(14,957)	(25,623)	(210,300)

Investing Activities:
Cash relinquished in distribution of subsidiary	—	(394)	(394)
Net Cash Used by Investing Activities	—	(394)	(394)

Financing Activities:
Proceeds from related party advances	—	24,275	173,192
Repayment of related party advances	—	(5,000)	(6,600)
Proceeds from notes payable	14,500	15,000	50,000
Net Cash Provided by Financing Activities	14,500	34,275	216,592

Net Increase in Cash	(457)	8,258	5,898

Cash at Beginning of Period	6,355	1,936	—
Cash at End of Period	$5,898	$10,194	$5,898

Non-cash Transactions
Stock issued for repayment of related party advances	$—	$33,171	$114,575
Stock issued for prepaid compensation at subsidiary	$—	$—	$12,309
Shares of subsidiary issued to non controlling interest	$—	$48,560	$48,560
Stock issued as repayment of accrued liabilities	$—	$—	$14,400
Dividend paid through issuance of shares of subsidiary	$—	$14,899	$14,899

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

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

NOTE 2: Going Concern

At June 30, 2011, the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

Beta Music Group Inc. (“BETA”, the “Company” or “we”) is a Florida corporation incorporated in the state of Florida on July 5, 2006.  Our original business endeavor was to produce live entertainment competitions (in installments or episodes) to be taped and/or filmed for distribution by television and/or internet means.  We were not successful and changed our business plan.  Through the Company’s subsidiary, Famous Records, Corp., our new business focus was to establish contact with new artists who write their own songs (“singer-songwriters”) and produce their own work.  The Company’s objective was to sign these artists to exclusive services agreements or license the artists’ products for exploitation in domestic and foreign markets. Once these artists were signed, their appeal could be enhanced by concert promotions.  With limited capital we were not successful.

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

Comparison of Operating Results for the Three Months and Six Months ended June 30, 2011 and 2010 and from July 5, 2006 (“Inception”) to June 30, 2011.

Revenues

We had no revenues for either the three or six month period ended June 30, 2011 or 2010.  Total revenues since inception were $2,760.

For the three months ended June 30, 2011 and 2010, general and administrative expenses totaled $5,749 and $11,366, resulting in a net loss from continuing operations of $(5,749) and $(11.366).

For the six months ended June 30, 2011 and 2010, general and administrative expenses totaled $15,871 and $13,103, resulting in a net loss from continuing operations of $(15,871) and $(13,103).

General and administrative expenses since Inception totaled $224,526 which has resulted in a net loss from continuing operations totaling $(224,017).  We have reduced our operating expenses to the extent possible until such time as we can identify an acquisition candidate.

For the three and six months ended June 30, 2011there was no loss attributable to discontinued operations as compared to a loss from discontinued operations totaling $(15,400) and $(58,612) for the periods ended June 30, 2010.  Net loss from discontinued operations since Inception totaled $(149,500).

Our net loss from continuing and discontinued operations for the three and six months ended June 30, 2011 totaled $(5,749) and $(15,871). For the three and six months ended June 30, 2010 our net loss from continuing and discontinued operations were $(26,766) and $(71,715), respectively. Net loss attributable to common shareholders for the three and six months ended June 30, 2010 was $(19,570) and $(64,519).  Net loss attributable to common shareholders since Inception totaled $(373,517).

Our net loss per share during for the three and six months ended June 30, 2011 and 2010 was $(0.00).

We will require additional capital to fully implement our business plan.  There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case an investor may lose their entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At June 30, 2011 we had cash of $5,898 as compared to $6,355 on December 31, 2010.  The decrease in our cash reserves is due to the use of funds for our administrative expenses.

Our current liabilities at June 30, 2011 totaled $54,271 consisting primarily of a note payable in the amount of $50,000.  At December 31, 2010 current liabilities totaled $38,857 which was primarily attributable to a note payable totaling $35,500.  We used the proceeds from these notes for working capital.

Accounts payable at June 30, 2011 were $1,914 as compared to $2,324 at December 31, 2010.

Total current liabilities at June 30, 2011 were $54,271 as compared to $38,857 at December 31, 2010.

We had a working capital deficit of $48,373 at June 30, 2011 and a working capital deficit of $32,502 at December 31, 2010.  We have no revenues to satisfy these liabilities.  Unless we secure additional debt or equity financing, of which there can be no assurance, or enter into some form of business combination, we may be forced to discontinue our limited operations.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities.

During the quarter ended June 30, 2011 we did not issue any shares of common stock.

Item 3.	Defaults upon senior securities.

None

Item 4.	(Removed and Reserved).

Not Applicable.

Item 5.	Other information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial and Accounting Officer

100**	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*  Filed herewith.

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beta Music Group, Inc.

Date:   August 9, 2011

By:  /s/ Edwin Mendlinger

Edwin Mendlinger

Chief Executive Officer

Date:   August 9, 2011

By:  /s/ Edwin Mendlinger

Edwin Mendlinger

Chief Financial Officer