Form 10-K
period 2011-12-31
Beta Music Group, Inc.
filed 2012-03-29
CIK 1452164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 333-113296

BETA MUSIC GROUP, INC

(Exact name of registrant as specified in its charter)

FLORIDA	26-0582871
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

160 EAST 65TH STREET NEW YORK, NY 10065

(Address of principal executive offices) (Zip Code)

(212)249-4900

(Registrant’s telephone number, including area code)

n/a

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

[X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes [  ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the Pink Sheets OTC on June 27, 2011 as approximately $1,655,532.

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 16,555,315 shares of common stock, $.01 par value as of March 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K(e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to the security holders; (2) Any proxy or information statement ; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Beta Music Group, Inc. (“Beta”, “Beta Music” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report about the Company’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors as set forth in this Form 10-K. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND:

Beta Music Group Inc. (“BETA”, the “Company” or the “Registrant”) is a Florida corporation incorporated in the state of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 15, 2007 we changed our name to The Next Pop Star Inc. Our original business endeavor was to produce live entertainment competitions (in installments or episodes) to be taped and/or filmed for distribution by television and/or internet means. We were not successful and refocused our operations. In conjunction with this change in our business focus, on October 23, 2008 we changed our name to Beta Music Group, Inc.

The Company, through its former subsidiary, Famous Records, Corp., business focus was to establish contact with new artists who write their own songs (“singer-songwriters”) and produce their own work. With limited capital we were not successful.

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

GENERAL:

Since we no longer have operations, our focus will be to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934 (“Exchange Act”). We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and our shareholders. We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserves the right to acquire a Target Business located elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plans, proposals, agreements, understandings or arrangements to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

“SHELL” CORPORATION

We were previously a developmental stage company with limited operations. Currently, we have virtually no business operations and expect to conduct none in the future, other than our efforts to effectuate a Business Combination. As a result we can be characterized as a “shell” corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon the efforts of our sole officer and director to effectuate a Business Combination. Assuming he is successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business combinations and will have no control over the decision making relating to such.

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

LIMITED ABILITY TO EVALUATE TARGET BUSINESS’ MANAGEMENT.

While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. There can be no assurance that current management will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct, especially since none of our management are professional business analysts. See “Directors, Executive Officers, Promoters and Control Persons”.

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

OPPORTUNITY FOR SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS.

Our shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, may be subject to shareholder approval pursuant to applicable law. As a result, our shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could impact upon the availability of dissenters’ rights (i.e., the right to receive fair payment with respect to the Company’s Common Stock) to shareholders disapproving the proposed Business Combination.

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

In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws cannot presently be ascertained with any degree of certainty. Management only devotes a small portion of their time to the operations of the Company, and accordingly, consummation of a Business Combination may require a greater period of time than if management devoted its full time to the Company’s affairs.

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

We also expect that many prospective Target Businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our management, promoters, or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder’s fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder’s fee or commission to any officer or director or to any entity with which they are affiliated for such service.

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

Management may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management. It is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided. There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders’ evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

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

INVESTMENT COMPANY ACT AND OTHER REGULATION

We may participate in a Business Combination by purchasing, trading or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our executive offices are currently located at 160 East 65th Street New York, NY 10065 which is also the principal place of business of our chief executive officer. The office is provided rent free and should be sufficient to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. MARKET INFORMATION

Our common stock currently trades on the Pink Sheets Over-the-Counter-under the symbol (“BEMG”). There is a very limited market for our common stock. There has been a very limited market for our common stock.

2010	HIGH	LOW
First Quarter	$0.20	$0.10
Second Quarter	$0.51	$0.25
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.25	$0.15

2011	HIGH	LOW
First Quarter	$0.74	$0.15
Second Quarter	$0.51	$0.08
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.10	$0.05

2012	HIGH	LOW
First Quarter (through March 26, 2012)

B. HOLDERS

As of December 31, 2011 there were 79 shareholders of record of our Common Stock.

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

EFFECT OF “SHELL” COMPANY STATUS”:

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2011.

We are a shell Company and have limited continuing operations. Our business objective is to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO DECEMBER 31, 2010

REVENUES:

We are a shell company with no operations. We had no revenues in either 2011 or 2010. Our revenues since Inception (July 5, 2006) totaled $2,760.

OPERATING UPDATE:

General and administrative expenses for the years ended 2011 and 2010 totaled $35,725 and $30,582 respectively. Total general and administrative expenses since Inception totaled $244,380. Our Net loss from continuing operations for the year ended December 31, 2011 and 2010 totaled $35,725 and $30,582 and $243,871 since Inception. For the year ended December 31, 2010 we also recorded a net loss from discontinued operations of $51,416. Our Net Losses for the years ended December 31, 2011 and 2010 and from Inception totaled $35,725, $81,998, and $393,371, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

ASSETS AND LIABILITIES

At December 31, 2011 and 2010, we had cash totaling $938 and $6,355, respectively, which represented our only asset.

Our liabilities at December 31, 2011 and 2010 totaled $69,165 and $38,857, respectively.

We have a working capital deficit at December 31, 2011 of $68,227 as compared to a working capital deficit at December 31, December 31, 2010 of $32,502.

We have no revenues to satisfy our ongoing liabilities. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

PLAN OF OPERATION FOR FISCAL YEAR 2012

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements have been examined to the extent indicated in their reports by MaloneBailey, LLP and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2011 and, based on his evaluation, and, has concluded that the disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2011, was effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

NAME:	AGE:	POSITION:

Edwin Mendlinger	76	CEO/President/Secretary/CFO/Director

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

ITEM 11. EXECUTIVE COMPENSATION.

Our current CEO has not been paid any compensation since assuming office in December 2009 and there is no employment agreement in place. The Company has not set any parameters to pay any salaries. We believe that any compensation to be paid should be based on the belief that any compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We may compensate our officers with cash compensation and equity awards.

The following table discloses compensation paid during the fiscal years ended December 31, 2011 and 2010 to the Company’s Chief Executive Officer and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2011 (collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

				STOCK	OPTION
				AWARDS	AWARDS
NAME AND PRINCIPAL		SALARY	BONUS	($)	($)	TOTAL
POSITION	YEAR	($)	($)	(1)	(1)	($)

Edwin Mendlinger	2011	0	0	0	0	0
	2010	0	0	0	0	0

(1) The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years indicated in accordance with SFAS No. 123(R). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

STOCK OPTIONS GRANTED/EXERCISED IN LAST YEAR

The Company has never issued any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2011 with respect to the beneficial ownership of the Company’s Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company’s Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Number of
	Shares of	Percent of
Name	Common Stock	Class

Edwin Mendlinger	—	—
Mark Teitelbaum	13,711,676	82.8%

All officers and directors as a group	—	—

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed for professional services rendered was $7,000 and $7,500 for 2011 and 2010 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fee.” There were no such fees billed for the fiscal year ended December 31, 2011 and 2010.

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2011 and 2010.

We do not have an audit committee. Therefore, our entire Board of Directors (the “Board”) serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, our Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.”

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2011 and 2010 with the independent auditors. Management has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONSOLIDATED

BALANCE SHEETS AT DECEMBER 31, 2011 and 2010

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010 AND CUMULATIVE SINCE JULY 5, 2006 (INCEPTION)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010 AND CUMULATIVE SINCE JULY 5, 2006(INCEPTION) THROUGH DECEMBER 31, 2011

NOTES TO FINANCIAL STATEMENTS

b. Index to Exhibits

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

*  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA MUSIC GROUP, INC.

By:	/s/ Edwin Mendlinger	Date: March 29, 2012
Edwin Mendlinger
CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin Mendlinger	Date: March 29, 2012
Edwin Mendlinger
CEO and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Beta Music Group, Inc .

(a development stage company)

New York, New York

We have audited the accompanying balance sheets of Beta Music Group, Inc. (a development stage company) (the “Company”) as of December 31, 2011 and December 31, 2010 and the related statement of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2010 and December 31, 2011 and the  period from July 5, 2006 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and December 31, 2011 and the period from July 5, 2006 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 27, 2012

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Assets
Current Assets:
Cash	$938	$6,355

Total Assets	$938	$6,355

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,284	$2,324
Accrued liabilities	4,381	1,033
Notes payable	63,500	35,500
Total Current Liabilities	69,165	38,857

Total Liabilities	69,165	38,857

Stockholders’ Equity (Deficit)
Common stock, $.01 par value 100,000,000 authorized and 16,555,315 issued and outstanding	165,553	165,553
Additional paid in capital	174,490	174,490
Deficit Accumulated in the Development Stage	(408,270)	(372,545)
Total Stockholders’ Deficit	(68,227)	(32,502)
Total Liabilities and Stockholders’ Deficit	$938	$6,355

See accompanying notes to financial statements.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

			From
			July 5, 2006
			(Date of Inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011

Revenue	$—	$—	$2,760

Cost of sales	—	—	2,251

Gross profit	—	—	509

General administrative expenses	35,725	30,582	244,380

Net loss from continuing operations	(35,725)	(30,582)	(243,871)

Loss from discontinued operations	—	(51,416)	(149,500)

Provision for income taxes	—	—	—

Net Loss	$(35,725)	$(81,998)	$(393,371)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average
Common Shares Outstanding	16,555,315	16,555,315

See accompanying notes to financial statements.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Amount	Paid in Capital	Deficit Accumulated in the Development Stage	Non Controlling Interest	Total Stockholders’ Deficit

Balance, July 5, 2006, date of inception	—	$—	$—	$—	$—	$—
Proceeds from Founders shares issued on July 14, 2006 at $.01 per share	10,000	100	—	—	—	100
Net Loss	—	—	—	(100)	—	(100)
Balance December 31, 2006	10,000	100	—	(100)	—	—
Net Loss	—	—	—	(21,522)	—	(21,522)
Balance, December 31, 2007	10,000	100	—	(21,622)	—	(21,522)
Shares issued for conversion of accounts payable-related parties at $.01 per share on March 31, 2008	2,160,087	21,601	—	—	—	21,601
Shares issued for conversion of accounts payable-related party at $.01 per share on April 24, 2008	244,000	2,440	—	—	—	2,440
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on May 27, 2008	1,000,091	10,001	—	—	—	10,001
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on August 21, 2008	383,000	3,830	—	—	—	3,830
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on September 4, 2008	1,126,590	11,266	—	—	—	11,266
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on October 22, 2008	645,500	6,455	—	—	—	6,455
Shares issued for prepaid expenses on October 22, 2008	1,230,942	12,309	—	—	—	12,309
Net Loss	—	—	—	(75,614)	—	(75,614)
Balance, December 31, 2008	6,800,210	68,002	—	(97,236)	—	(29,234)
Shares issued for conversion of accounts payable-related party	—	—	—	—	—	—
and accrued wages-related parties on Janaury 7, 2009 at $.01 per share	1,969,500	19,695	—	—	—	19,695
Shares issued at $.01 per share for services and prepaid expenses on January 7, 2009	550,000	5,500	—	—	—	5,500
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on February 4, 2009	870,000	8,700	—	—	—	8,700
Shares issued for accrued liabilities and consulting expenses on August 3, 2009 at $.01	100,000	1,000	—	—	—	1,000
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on August 3, 2009	4,790,605	47,906	—	—	—	47,906
Shares issued for accrued rent-related party	750,000	7,500	—	—	—	7,500
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on September 1, 2009	725,000	7,250	—	—	—	7,250
Contributed capital from related party debt forgiveness	—	—	24,958	24,958
Net Loss	—	—	—	(178,412)	45	(178,367)
Balance, December 31, 2009	16,555,315	165,553	24,958	(275,648)	45	(85,092)
Shares of subsidiary issued to non controlling interest	—	—	—	(48,560)	48,560	—
Spinoff of subsidiaries	—	—	149,532	48,560	(41,409)	156,683
Dividend in the form of shares of former subsidiary	—	—	—	(14,899)	—	(14,899)
Net Loss	—	—	—	(81,998)	(7,196)	(89,194)
Balance, December 31, 2010	16,555,315	165,553	174,490	(372,545)	—	(32,502)
Net Loss	—	—	—	(35,725)	—	(35,725)
Balance, December 31, 2011	16,555,315	$165,553	$174,490	$(408,270)	$—	$(68,227)

See accompanying notes to financial statements.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	December 31, 2011	December 31, 2010	From July 5, 2006 (Date of Inception) to December 31, 2011
Operating Activities:
Net loss	$(35,725)	$(81,998)	$(393,371)

Adjustments to reconcile net loss to net cash used by operating activities:			—
Rent expense paid through issuance of common stock	—	—	21,750
Shares issued for services	—	—	1,000
Shares issued for services-related party	—	—	28,800
Shares of subsidiary issued for services-related party	—	15,434	15,434
Officers compensation forgiven as paid-in capital	—	—	24,958
Loss allocated to non controlling interest	—	(7,196)	(7,196)
Shares of subsidiary issued to minority interest	—	—	45
Amortization of prepaid expenses	—	1,367	12,496
Changes in Assets and Liabilities:
Accounts receivable	—	834	—
Prepaid expenses	—	1,600	—
Accounts payable	(1,040)	13,303	12,263
Accounts payable-related parties	—	—	2,750
Accrued wages related party	—	8,775	47,930
Accrued liabilities	3,348	546	4,381
Net Cash Used by Operating Activities	(33,417)	(47,335)	(228,760)

Investing Activities
Cash received (relinquished) in distribution of subsidiaries	—	1,979	(394)
Net Cash Provided (Used) by Investing Activities	—	1,979	(394)

Financing Activities:
Proceeds from related party advances	—	24,275	173,192
Repayment of related party advances	—	(5,000)	(6,600)
Proceeds from notes payable	28,000	30,500	63,500
Net Cash Provided (Used) by Financing Activities	28,000	49,775	230,092
Net Increase (Decrease) in Cash	(5,417)	4,419	938
Cash at Beginning of Period	6,355	1,936	—
Cash at End of Period	$938	$6,355	$938

Non-cash Transactions
Stock issued for repayment of related party advances	$—	$—	$81,404
Shares of subsidiary issued as repayment of related party advances	$—	$33,126	$33,126
Stock issued for prepaid compensation at subsidiary	$—	$1,367	$13,676
Shares of subsidiary issued to non controlling interests	$—	$48,560	$48,560
Dividend paid through issuance of shares of subsidiary	$—	$14,899	$14,899
Stock issued as repayment of accrued liabilities	$—	$—	$14,400
Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

See accompanying notes to financial statements.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1: Description of Company and Basis of Presentation

Beta Music Group, Inc. (“the Company” or “Beta”) was incorporated in the State of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 14, 2007 the name of the Company was changed to The Next Pop Star, Inc.  On October 20, 2008, the name was changed again to Beta Music Group, Inc.

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

Development Stage

The Company complies with Statement of Financial Accounting Standard  ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Going Concern

At December 31, 2011, the Company has a working capital deficit and no revenue source. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

Note 2: Summary of Accounting Policies

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

Cash and Cash Equivalents:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three months or less.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to FDIC limits. At December 31, 2011 and 2010 there was no uninsured cash.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Other financial instruments include notes payable and amounts due to related parties for wages and advances. Due to the short-term maturity of these obligations and the stated interest rates on notes payable, the carrying value of these instruments represent their fair value.

Revenue Recognition:

We currently do not have any revenue generating activities, however, revenues will be recognized when all of the following have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery or service has been performed;
•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties
•	Collectability is probable.

Advertising:

Advertising costs are charged to operations when incurred. We did not incur any advertising costs for the years ended December 31, 2011 or 2010.

Income Taxes:

Deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely that such assets will not be realized. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We record a valuation allowance to reduce our deferred tax assets and review the amount of such allowance annually. When we determine certain deferred tax assets are more likely than not to be utilized, we will reduce our valuation allowance accordingly.

As of December 31, 2011 and 2010, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for the tax years ending December 31, 2011 and 2010. Tax audits by their very nature are often complex and can require several years to complete.

Income (Loss) Per Share:

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011 and 2010 diluted net loss per share is equivalent to basic net loss per share as the company did not have any potentially dilutive securities outstanding.

Recent Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3: Stock Purchase and Sale Agreement and Discontinued Operations

In December 2009, certain shareholders entered into a Stock Purchase and Sale Agreement to sell 13,711,676 shares of common stock held to an individual. Pursuant to that agreement, the Board of Directors of the Company resolved to spin off its subsidiaries to the shareholders of record as of December 15, 2009. The effective date was April 13, 2010. Accordingly, the statement of operations for the year ended December 31, 2010 includes a loss from discontinued operations of $51,416 and a loss from discontinued operations since inception of $149,500.

In relation to the spin-off, the Company distributed its investment in its former subsidiary to the shareholders of record as of December 15, 2009 through the issuance of 16,555,315 shares of subsidiary common stock. The value of the dividend was determined to be $14,899, which represented the Company’s investment in the former sub.

Additionally, as of the date of the spin off, the Company recorded Additional Paid in Capital of $149,532, which, on the date of the spinoff, represented the net liabilities and stockholders’ equity of the subsidiary.

NOTE 4: Income taxes

At December 31, 2011 and 2010 deferred tax assets consist of the following:

	December 31,	December 31,
	2011	2010
Federal loss carryforwards	$108,000	$121,000
Less: valuation allowance	(108,000)	(121,000)
	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

As of December 31, 2011, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of approximately $309,000 begin to expire in 2028 for both federal and state purposes.

NOTE 5: Notes payable

At December 31, 2011 and 2010, the Company had notes payable outstanding of $63,500 and 35,500 respectively. The notes are due on demand and bear interest at the rate of 6% per year.

NOTE 6: Related Party Transactions

Our executive offices are currently located at 160 East 65th Street New York, NY 10065 which is also the principal place of business of our chief executive officer. The office is provided rent free and should be sufficient to meet our current needs.

NOTE 7: Subsequent Events

On January 23, 2012 the Company received proceeds from a note payable in the amount of $11,500. The note bears interest at the rate of 6% and is due on demand.

In March 2012, the Company formed a wholly-owned subsidiary Beta Auto Group, which was incorporated in the state of Indiana.

In March 2012, the Company received proceeds from a note payable from a related party in the amount of $20,000. The note bears interest at the rate of 6% and is due on demand.