Form 10-Q
period 2012-03-31
Beta Music Group, Inc.
filed 2012-05-15
CIK 1452164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(212) 249-4900

(Registrant’s telephone number, including area code)

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
Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 16,555,315 shares of Common Stock as of May 10, 2012.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Beta”, the “Company”, “we”, “our”, and “us” refers to Beta Music Group, Inc., a Florida corporation.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011

Assets
Current Assets:
Cash	$28,295	$938

Total Assets	$28,295	$938

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$7,081	$1,284
Accrued liabilities	5,498	4,381
Notes payable	75,000	63,500
Notes payable- related party	20,000	—
Total Current Liabilities	107,579	69,165

Total Liabilities	107,579	69,165

Stockholders’ Equity (Deficit)
Common stock, $.01 par value 100,000,000 authorized and 16,555,315 issued and outstanding	165,553	165,553
Additional paid in capital	174,490	174,490
Deficit Accumulated in the Development Stage	(419,327)	(408,270)
Total Stockholders’ Deficit	(79,284)	(68,227)
Total Liabilities and Stockholders’ Deficit	$28,295	$938

The accompanying notes are an integral part of these unaudited condensed financial statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From
			July 5, 2006
			(Date of Inception)
	March 31,	March 31,	to March 31,
	2012	2011	2012

Revenue	$—	$—	$2,760

Cost of sales	—	—	2,251

Gross profit	—	—	509

General administrative expenses	9,941	10,122	250,822

Net loss from continuing operations	(9,941)	(10,122)	(250,313)

Loss from discontinued operations	—	—	(149,500)

Interest expense	1,116	—	4,615

Net Loss	$(11,057)	$(10,122)	$(404,428)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	16,555,315	16,555,315

The accompanying notes are an integral part of these unaudited condensed financial statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

			From
			July 5, 2006
			(Date of Inception)
	March 31,	March 31,	to March 31,
	2012	2011	2012

Operating Activities:
Net loss	$(11,057)	$(10,122)	$(404,428)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Rent expense paid through issuance of common stock	—	—	21,750
Shares issued for services	—	—	1,000
Shares issued for services-related party	—	—	28,800
Shares of subsidiary issued for services-related party	—	—	15,434
Officers compensation forgiven as paid-in capital	—	—	24,958
Shares of subsidiary issued to minority interest	—	—	(7,196)
Loss allocated to non controlling interest	—	—	45
Amortization of prepaid expenses	—	—	12,496
Changes in Assets and Liabilities:
Accounts payable	5,797	4,155	18,060
Accounts payable-related parties	—	—	2,750
Accrued wages related party	—	—	47,930
Accrued liabilities	1,117	625	5,498
Net Cash Used by Operating Activities	(4,143)	(5,342)	(232,903)

Investing Activities:
Cash relinquished in distribution of subsidiary	—	—	(394)
Net Cash Used by Investing Activities	—	—	(394)

Financing Activities:
Proceeds from related party advances	20,000	—	193,192
Repayment of related party advances	—	—	(6,600)
Proceeds from notes payable	11,500	9,500	75,000
Net Cash Provided by Financing Activities	31,500	9,500	261,592

Net Increase in Cash	27,357	4,158	28,295

Cash at Beginning of Period	938	6,355	—
Cash at End of Period	$28,295	$10,513	$28,295

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

Non-cash Transactions
Stock issued for repayment of related party advances	$—	$—	$81,404
Shares of subsidiary issued as repayment of related party advances	$—	$—	$33,126
Stock issued for prepaid compensation at subsidiary	$—	$—	$13,676
Shares of subsidiary issued to non controlling interests	$—	$—	$48,560
Dividend paid through issuance of shares of subsidiary	$—	$—	$14,899
Stock issued as repayment of accrued liabilities	$—	$—	$14,400

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

In March 2012, the Company formed a subsidiary, Beta Auto Group, Inc. The principal business purpose of Beta Auto Group, Inc. is to operate as a wholesale automobile dealer. We have not yet commenced our primary operations.

The Company and its subsidiary is currently a shell company and has limited continuing operations.   The Company intends to locate and combine with an existing company that is profitable or which, in management’s view, has growth potential, irrespective of the industry in which it is engaged.   A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2: Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Beta and its wholly owned subsidiary Beta Auto Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3: Going Concern

At March 31, 2012, the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4: Notes Payable

At March 31, 2012 and December 31, 2011 the Company has notes payable outstanding in the amounts of $75,000 and $63,500, respectively. The notes are due on demand, unsecured, and accrue interest at the rate of 6% per year.

NOTE 5: Related Party

At March 31, 2012, the Company has a note payable due to a related party in the amount of $20,000. The note is due on demand, unsecured, and accrues interest at the rate of 6% per year.

NOTE 6: Subsequent Events

During April 2012, the Company received $10,000 from a related party. This amount is due on demand, unsecured, and accrues interest at 6% per year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

Beta Music Group Inc. (“BETA”, the “Company” or “we” ) is a Florida corporation incorporated in the state of Florida on July 5, 2006. Our original business plan was to produce live entertainment competitions to be taped and/or filmed for distribution by television and/or internet means. We were not successful in this endeavor. Our next business focus was to sign “singer-songwriters” to exclusive services agreements or license the artists’ products in domestic and foreign markets. With limited capital we were not successful in this endeavor.

In December 2009 there was a change in the Company’s control and new management was appointed. In April 2010 we spun-off our operating subsidiary and issued a stock dividend to our shareholders.

Since the completion of the spin-off, we have had no operations. Our focus has been to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934. To date, we have not found an acquisition candidate.

Currently under consideration is establishing a wholesale auto dealer in the state of Indiana. In furtherance thereof we formed a wholly owned subsidiary, Beta Auto Group, Inc. We have submitted a license application and secured garage insurance. If we continue with this business plan we will need to secure additional funding.

We have no commitment for additional funding nor can there be any assurance that we will be able to secure sufficient funding to launch this business.

Comparison of Operating Results for the Three Months ended March 31, 2012 and 2010 and from July 5, 2006 (“Inception”) to March 31, 2012.

Revenues

We had no revenues for the three month periods ended March 31, 2012 or 2011. Total revenues since inception totaled $2,760.

For the three months ended March 31, 2012 we incurred general administrative expenses totaling $9,941 and interest expense totaling $1,116 resulting in a Net Loss of $(11,057). This compares to a Net Loss for the three months ended March 31, 2011 totaling $(10,122) which is attributable to general administrative expenses. Our Net Loss since Inception totaled $(403,312).

Our net loss per share during for the three months ended March 31, 2012 and 2011 was $(0.00).

We will require additional capital to implement our business plan. There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms. Until such time as we can implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case an investor may lose their entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At March 31, 2012 we had cash of $28,295 as compared to $938 on December 31, 2011. The increase in our cash reserves is directly attributable to additional debt financing.

Our current liabilities at March 31, 2012 totaled $107,579 consisting primarily of a note payable in the amount of $95,000. At December 31, 2011 current liabilities totaled $69,165 which was primarily attributable to a note payable totaling $63,500. We used the proceeds from these notes for working capital.

Accounts payable at March 31, 2012 were $7,081 as compared to $1,284 at December 31, 2011. Accrued liabilities totaled $5,498 as compared to $4,381.

We had a working capital deficit of $79,284 at March 31, 2012 and a working capital deficit of $68,227 at December 31, 2011. We have no revenues to satisfy these liabilities. Unless we secure additional debt or equity financing, of which there can be no assurance, or enter into some form of business combination, we may be forced to discontinue our limited operations.

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

(b)	Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities.

During the quarter ended March 31, 2012 we did not issue any shares of common stock.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial and Accounting Officer

101**	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

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

Beta Music Group, Inc.

Date:   May 15, 2012

By:  /s/ Edwin Mendlinger

Edwin Mendlinger

Chief Executive Officer

Date:   May 15, 2012

By:  /s/ Edwin Mendlinger

Edwin Mendlinger

Chief Financial Officer