Form 10-Q
period 2012-09-30
Beta Music Group, Inc.
filed 2012-11-14
CIK 1452164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 16,555,315 shares of Common Stock as of November 13, 2012.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Beta”, the “Company”, “we”, “our”, and “us” refers to Beta Music Group, Inc., a Florida corporation.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011

Assets
Current Assets:
Cash	$5,144	$938
Prepaid Expenses	885	—
Inventory	4,000	—

Total Assets	$10,029	$938

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$3,675	$1,284
Accrued liabilities	8,908	4,381
Notes payable	88,000	63,500
Notes payable- related party	30,000	—
Total Current Liabilities	130,583	69,165

Total Liabilities	130,583	69,165

Stockholders’ Deficit
Common stock, $.01 par value 100,000,000 authorized and 16,555,315 issued and outstanding at September 30, 2012 and December 31, 2011 respectively	165,553	165,553
Additional paid in capital	174,490	174,490
Deficit Accumulated in the Development Stage	(460,597)	(408,270)
Total Stockholders’ Deficit	(120,554)	(68,227)
Total Liabilities and Stockholders’ Deficit	$10,029	$938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From
					July 5, 2006
	Three Months Ended		Nine Months Ended		(Date of Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$2,760

Cost of sales	—	—	—	—	2,251

Gross profit	—	—	—	—	509

General administrative expenses	16,284	7,211	47,663	21,758	285,045

Net loss from continuing operations	(16,284)	(7,211)	(47,663)	(21,758)	(284,536)

Loss from discontinued operations	—	—	—	—	(149,500)

Interest expense	1,847	1,062	4,664	2,386	11,662

Net Loss	$(18,131)	$(8,273)	$(52,327)	$(24,144)	$(445,698)
				—
Basic and Diluted Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	16,555,315	16,555,315	16,555,315	16,555,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

			From
			July 5, 2006
			(Date of Inception)
	September 30,	September 30,	to September 30,
	2012	2011	2012

Operating Activities:
Net loss	$(52,327)	$(24,144)	$(445,698)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Rent expense paid through issuance of common stock	—	—	21,750
Shares issued for services	—	—	1,000
Shares issued for services-related party	—	—	28,800
Shares of subsidiary issued for services-related party	—	—	15,434
Officers compensation forgiven as paid-in capital	—	—	24,958
Shares of subsidiary issued to minority interest	—	—	(7,196)
Loss allocated to non controlling interest	—	—	45
Amortization of prepaid expenses	—	—	12,496
Changes in Assets and Liabilities:
Prepaid insurance	(885)	—	(885)
Inventory	(4,000)	—	(4,000)
Accounts payable	2,391	(1,337)	14,654
Accounts payable-related parties	—	—	2,750
Accrued wages related party	—	—	47,930
Accrued liabilities	4,527	2,386	8,908
Net Cash Used by Operating Activities	(50,294)	(23,095)	(279,054)

Investing Activities:
Cash relinquished in distribution of subsidiary	—	—	(394)
Net Cash Used by Investing Activities	—	—	(394)

Financing Activities:
Proceeds from related party advances	30,000	—	203,192
Repayment of related party advances	—	—	(6,600)
Proceeds from notes payable	24,500	23,000	88,000
Net Cash Provided by Financing Activities	54,500	23,000	284,592

Net Increase (Decrease) in Cash	4,206	(95)	5,144

Cash at Beginning of Period	938	6,355	—
Cash at End of Period	$5,144	$6,260	$5,144

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

Non-cash Transactions
Stock issued for repayment of related party advances	$—	$—	$81,404
Shares of subsidiary issued as repayment of related party advances	$—	$—	$33,126
Stock issued for prepaid compensation at subsidiary	$—	$—	$13,676
Shares of subsidiary issued to non controlling interests	$—	$—	$48,560
Dividend paid through issuance of shares of subsidiary	$—	$—	$14,899
Stock issued as repayment of accrued liabilities	$—	$—	$14,400

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

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events occurring after September 30, 2012 have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statement as of and for the three and nine months ended September, 30, 2012.

Note 2: Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Beta and its wholly owned subsidiary Beta Auto Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Inventory

Inventory is carried at the lower of cost of market using the first-in, first-out cost method of accounting.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3: Going Concern

At September 30, 2012, the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

NOTE 4: Notes Payable

At September 30, 2012 and December 31, 2011 the Company has notes payable outstanding in the amounts of $88,000 and $63,500, respectively. The notes are due on demand, unsecured, and accrue interest at the rate of 6% per year.

NOTE 5: Related Party

At September 30, 2012, the Company has notes payable due to a related party in the amount of $30,000. The notes are due on demand, unsecured, and accrue interest at the rate of 6% per year.

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

In March 2012 we determined to establish ourselves as a wholesale auto dealer in the state of Indiana.  We are licensed in the state of Indiana as a wholesale auto dealer. Our license is valid in all states in the union. In furtherance thereof we formed a wholly owned subsidiary, Beta Auto Group, Inc. We have obtained a dealer license, obtained a bond and have secured garage man insurance. We have also acquired inventory being held for resale. As of September 30, 2012, we have not produced any revenue.   In order to continue with this business plan we will need to secure additional funding.

We have no commitment for additional funding, nor, can there be any assurance that we will be able to secure sufficient funding to carry on this business.

Comparison of Operating Results for the Three Months and Nine Months ended September 30, 2012 and 2011  and from July 5, 2006  (“Inception”) to September 30, 2012.

Revenues

We had no revenues for the three or nine month periods ended September 30, 2012 or 2011.  Total revenues since inception totaled $2,760.

For the three months and nine months ended September 30, 2012 we incurred general administrative expenses totaling $16,284 and $47,663, respectively and interest expense totaling $1,847 and $4,664, respectively, resulting in a Net Loss of $18,131 for the three months ended September 30, 2012 and $52,327 for the nine months ended September 30, 2012.  This compares to a Net Loss for the three and nine months ended September 30, 2011 totaling $8,273 and $24,144, respectively which were attributable to general administrative expenses and interest expense. Our Net Loss since Inception totaled $445,698.

Our net loss per share during for all periods presented the three and nine months ended September 30, 2012 and 2011 was $0.00.

We will require additional capital to implement our business plan.  There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case an investor may lose their entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At September 30, 2012 we had cash of $5,144 as compared to $938 on December 31, 2011.   The increase in our cash reserves is directly attributable to additional debt financing.

Our current liabilities at September 30, 2012 totaled $130,583 consisting primarily of notes payable and notes payable-related party in the aggregate amount of $118,000.  At December 31, 2011 current liabilities totaled $69,165 which was primarily attributable to a note payable totaling $63,500. We used the proceeds from these notes for working capital.

Accounts payable at September 30, 2012 were $3,675 as compared to $1,284 at December 31, 2011.  Accrued liabilities totaled $8,908 as compared to $4,381.

We had a working capital deficit of $120,554 at September 30, 2012 and a working capital deficit of $68,227 at December 31, 2011.  We have no revenues to satisfy these liabilities.  Unless we secure additional debt or equity financing, of which there can be no assurance, we may be forced to discontinue our limited operations.

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

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities.

During the quarter ended September 30, 2012 we did not issue any shares of common stock.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101**	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*  Filed herewith.

**  To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beta Music Group, Inc.

Date:   November 14, 2012

By:  /s/ Edwin Mendlinger

Edwin Mendlinger

Chief Executive Officer

Date:   November 14, 2012

By:  /s/ Edwin Mendlinger

Edwin Mendlinger

Chief Financial Officer