Form 10-K
period 2012-12-31
Beta Music Group, Inc.
filed 2013-04-05
CIK 1452164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

[  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the Pink Sheets OTCQB on March 24, 2013 as approximately $57,050.

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 16,555,315 shares of common stock, $.01 par value as of March 22, 2013.

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

In March 2012 we determined to establish ourselves as a wholesale auto dealer in the state of Indiana.  We are licensed in the state of Indiana as a wholesale auto dealer. Our license is valid in all states in the union. In furtherance thereof we formed a wholly owned subsidiary, Beta Auto Group, Inc. We have obtained a dealer license, obtained a bond and have secured garage man insurance. During the year ended December 31, 2012, we also acquired and sold auto inventory. In order to continue with this business plan we will need to secure additional funding.

We have no commitment for additional funding, nor, can there be any assurance that we will be able to secure sufficient funding to carry on this business.

In addition to establishing ourselves as a wholesale dealer, we continue to focus efforts on identifying an operating company or development stage business with which to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934 (“Exchange Act”). We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and our shareholders. We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plans, proposals, agreements, understandings or arrangements to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE EXTREMELY LIMITED ASSETS AND LIMITED REVENUE.

We have minimal assets and have had limited revenues since inception. We currently do not have any inventory and as such do not anticipate generating significant revenues. We can provide no assurance that we will be successful as a wholesale automobile dealer, or that we will produce any material revenues for us or our stockholders, or that our business will operate on a profitable basis.

We are dependent upon the efforts of our sole officer and director to effectuate a Business Combination. Assuming he is successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business combinations and will have no control over the decision making relating to such.

Due to our limited capital resources, the consummation of a Business Combination would likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

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

We may seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business located outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: Internet services, real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) is engaged in wholesale or retail distribution. To date, we have not selected any particular industry or any Target Business in which to concentrate our Business Combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate.

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

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION.

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will results of operation of the Target Business;

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

The rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require the Company to engage legal, accounting and auditing services. The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 requires the Company to establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting. In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

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

IT IS LIKELY THAT OUR COMMON STOCK WILL BE CONSIDERED “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock may be deemed to be “penny stock” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

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

WE EXPECT TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our Articles of Incorporation authorize the Company to issue 100,000,000 shares of common stock. Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our executive offices are currently located at 160 East 65th Street New York, NY 10065 which is also the principal place of business of our chief executive officer. The office is provided rent free and should be sufficient to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. MARKET INFORMATION

Our common stock currently trades on the Pink Sheets Over-the-Counter-under the symbol (“BEMG”). There is a very limited market for our common stock. There has been a very limited market for our common stock.

2011	High	Low
First Quarter	$0.75	$0.15
Second Quarter	$0.51	$0.08
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.10	$0.05

2012	High	Low
First Quarter	$0.60	$0.03
Second Quarter	$0.60	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.19	$0.02

2013 (Through March 24, 2013)	High	Low
First Quarter	$0.38	$0.12

B. HOLDERS

As of December 31, 2012 there were 79 shareholders of record of our Common Stock.

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2012.

We are a development stage company and have limited continuing operations. Our business objectives are to operate as a wholesale automobile dealer and/or to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2012 AS COMPARED TO DECEMBER 31, 2011

REVENUES:

We are a development stage company with no significant revenues. We recognized revenue of $4,700 during the year ended December 31, 2012. We had no revenues in 2011. Our revenues since Inception (July 5, 2006) totaled $7,460.

OPERATING UPDATE:

General and administrative expenses for the years ended 2012 and 2011 totaled $58,674 and $32,376 respectively. Total general and administrative expenses since Inception totaled $299,555. Our Net loss from continuing operations for the year ended December 31, 2012 and 2011 totaled $(64,545) and $(35,725) and $(308,416) since Inception. We also recorded a net loss from discontinued operations of $(149,500) for the period from inception through December 31, 2012. Our Net Losses for the years ended December 31, 2012 and 2011 and from Inception totaled $(64,545), $(35,725), and $(457,916).

LIQUIDITY AND CAPITAL RESOURCES:

ASSETS AND LIABILITIES

At December 31, 2012, we had cash totaling $6,123 and prepaid expenses of $991 which represented our only assets.  At December 31, 2011 we had cash totaling $938. Our total assets were $7,114 at December 31, 2012.

Our liabilities at December 31, 2012 totaled $139,886 of which $125,500 is attributable to notes payable. At December 31, 2011 our liabilities totaled $69,165 of which $63,500 is attributable to notes payable. We have a working capital deficit at December 31, 2012 of $132,772 as compared to a working capital deficit at December 31, 2011 of $68,277. The increase in our liabilities and our deficit in working capital is due to the lack of revenues and our use of debt to fund our operations.

We do not have sufficient  revenues to satisfy our ongoing liabilities. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

PLAN OF OPERATION FOR FISCAL YEAR 2013

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

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2012 and, based on their evaluation, and, have concluded that the disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2012, was effective.

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

NAME:	AGE:	POSITION:

Edwin Mendlinger	77	CEO/President/Secretary/CFO/Director

OFFICERS AND DIRECTORS:

EDWIN MENDLINGER: Mr. Mendlinger currently serves as our sole officer and director. He has been involved in investment banking for over 40 years. He has been instrumental in structuring a variety of investment banking transactions, including initial public offerings, reverse mergers, consolidations and restructuring both as a principal and agent. He was the founder of Mendlinger, Snyder Inc., formerly a FINRA member firm. He currently works as an independent consultant in New York. He is the President of Diversified Mortgage Workout Corp. He attended New York University receiving his Bachelor of Science degree in accounting with a minor in finance and also attended University of Miami Law School.

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

ITEM 11. EXECUTIVE COMPENSATION.

Our current CEO has been paid $9,000 since assuming office in December 2009. There is no employment agreement in place. The Company has not set any parameters to pay any salaries. We believe that any compensation to be paid should be based on the belief that any compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We may compensate our officers with cash compensation and equity awards.

The following table discloses compensation paid during the fiscal years ended December 31, 2012 and 2011 to the Company’s Chief Executive Officer and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2012 (collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

				STOCK	OPTION
				AWARDS	AWARDS
NAME AND PRINCIPAL		SALARY	BONUS	($)	($)	TOTAL
POSITION	YEAR	($)	($)	(1)	(1)	($)

Edwin Mendlinger	2012	9,000	0	0	0	9,000
	2011	0	0	0	0	0

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed for professional services rendered was $7,000 and $7,500 for 2012 and 2011 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fee.” There were no such fees billed for the fiscal year ended December 31, 2012 and 2011.

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2012 and 2011.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2012 and 2011 with the independent auditors. Management has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2012 and 2011

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011 AND CUMULATIVE SINCE JULY 5, 2006 (INCEPTION)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011 AND CUMULATIVE SINCE JULY 5, 2006 (INCEPTION) THROUGH DECEMBER 31, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

*  To be submitted by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA MUSIC GROUP, INC.

By:	/s/ Edwin Mendlinger	Date: April 5, 2013
Edwin Mendlinger
CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin Mendlinger	Date: April 5, 2013
Edwin Mendlinger
CEO and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Beta Music Group, Inc .

(a development stage company)

New York, New York

We have audited the accompanying consolidated balance sheets of Beta Music Group, Inc. and its subsidiary (a development stage company) (collectively the Company”) as of December 31, 2012 and December 31, 2011 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2012 and December 31, 2011 and the period from July 5, 2006 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beta Music Group, Inc. and its subsidiary as of December 31, 2012 and December 31, 2011 and the results of its operations and their cash flows for the years ended December 31, 2012 and December 31, 2011 and the period from July 5, 2006 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

April 5, 2013

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

Assets
Current Assets:
Cash	$6,123	$938
Prepaid Expenses	991	—

Total Assets	$7,114	$938

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$3,675	$1,284
Accrued liabilities	10,711	4,381
Notes payable	95,500	63,500
Notes payable - related party	30,000	—
Total Current Liabilities	139,886	69,165

Total Liabilities	139,886	69,165

Stockholders’ (Deficit)
Common stock, $.01 par value 100,000,000 authorized and 16,555,315 issued and outstanding at December 31, 2012 and 2011.	165,553	165,553
Additional paid in capital	174,490	174,490
Deficit Accumulated in the Development Stage	(472,815)	(408,270)
Total Stockholders’ Deficit	(132,772)	(68,227)
Total Liabilities and Stockholders’ Deficit	$7,114	$938

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From
			July 5, 2006
	For the Year Ended		(Date of Inception)
	December 31,		to December 31,
	2012	2011	2012

Revenue	$4,700	$—	$7,460

Cost of sales	4,000	—	6,251

Gross profit	700	—	1,209

General administrative expenses	58,674	32,376	299,555

Interest expense	6,571	3,349	10,070

Net loss from continuing operations	(64,545)	(35,725)	(308,416)

Loss from discontinued operations	—	—	(149,500)

Net Loss	$(64,545)	$(35,725)	$(457,916)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average
Common Shares Outstanding	16,555,315	16,555,315

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

	Common Stock	Amount	Paid in Capital	Deficit Accumulated in the Development Stage	Non Controlling Interest	Total Stockholders’ Deficit

Balance, July 5, 2006, date of inception	—	$—	$—	$—	$—	$—
Proceeds from Founders shares issued on July 14, 2006 at $.01 per share	10,000	100	—	—	—	100
Net Loss	—	—	—	(100)	—	(100)
Balance December 31, 2006	10,000	100	—	(100)	—	—
Net Loss	—	—	—	(21,522)	—	(21,522)
Balance, December 31, 2007	10,000	100	—	(21,622)	—	(21,522)
Shares issued for conversion of accounts payable-related parties at $.01 per share on March 31, 2008	2,160,087	21,601	—	—	—	21,601
Shares issued for conversion of accounts payable-related party at $.01 per share on April 24, 2008	244,000	2,440	—	—	—	2,440
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on May 27, 2008	1,000,091	10,001	—	—	—	10,001
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on August 21, 2008	383,000	3,830	—	—	—	3,830
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on September 4, 2008	1,126,590	11,266	—	—	—	11,266
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on October 22, 2008	645,500	6,455	—	—	—	6,455
Shares issued for prepaid expenses on October 22, 2008	1,230,942	12,309	—	—	—	12,309
Net Loss	—	—	—	(75,614)	—	(75,614)
Balance, December 31, 2008	6,800,210	68,002	—	(97,236)	—	(29,234)
Shares issued for conversion of accounts payable-related party	—	—	—	—	—	—
and accrued wages-related parties on January 7, 2009 at $.01 per share	1,969,500	19,695	—	—	—	19,695
Shares issued at $.01 per share for services and prepaid expenses on January 7, 2009	550,000	5,500	—	—	—	5,500
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on February 4, 2009	870,000	8,700	—	—	—	8,700
Shares issued for accrued liabilities and consulting expenses on August 3, 2009 at $.01	100,000	1,000	—	—	—	1,000
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on August 3, 2009	4,790,605	47,906	—	—	—	47,906
Shares issued for accrued rent-related party	750,000	7,500	—	—	—	7,500
Shares issued for conversion of accounts payable-related party and accrued wages-related parties on September 1, 2009	725,000	7,250	—	—	—	7,250
Contributed capital from related party debt forgiveness	—	—	24,958	24,958
Net Loss	—	—	—	(178,412)	45	(178,367)
Balance, December 31, 2009	16,555,315	165,553	24,958	(275,648)	45	(85,092)
Shares of subsidiary issued to non controlling interest	—	—	—	(48,560)	48,560	—
Spinoff of subsidiaries	—	—	149,532	48,560	(41,409)	156,683
Dividend in the form of shares of former subsidiary	—	—	—	(14,899)	—	(14,899)
Net Loss	—	—	—	(81,998)	(7,196)	(89,194)
Balance, December 31, 2010	16,555,315	165,553	174,490	(372,545)	—	(32,502)
Net Loss	—	—	—	(35,725)	—	(35,725)
Balance, December 31, 2011	16,555,315	$165,553	$174,490	$(408,270)	$—	$(68,227)
Net Loss	—	—	—	(64,545)	—	(64,545)
Balance, December 31, 2012	16,555,315	$165,553	$174,490	$(472,815)	$—	$(132,772)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,		From July 5, 2006 (Date of Inception) to December 31,
	2012	2011	2012
Operating Activities:
Net loss	$(64,545)	$(35,725)	$(457,916)

Adjustments to reconcile net loss to net cash used by operating activities:
Rent expense paid through issuance of common stock	—	—	21,750
Shares issued for services	—	—	1,000
Shares issued for services-related party	—	—	28,800
Shares of subsidiary issued for services-related party	—	—	15,434
Officers compensation forgiven as paid-in capital	—	—	24,958
Shares of subsidiary issued to minority interest	—	—	(7,196)
Loss allocated to non controlling interest	—	—	45
Amortization of prepaid expenses	—	—	12,496
Changes in Assets and Liabilities:
Prepaid insurance	(991)	—	(991)
Accounts payable	2,391	(1,040)	14,654
Accounts payable-related parties	—	—	2,750
Accrued wages related party	—	—	47,930
Accrued liabilities	6,330	3,348	10,711
Net Cash Used by Operating Activities	(56,815)	(33,417)	(285,575)

Investing Activities
Cash relinquished in distribution of subsidiaries	—	—	(394)
Net Cash Used by Investing Activities	—	—	(394)

Financing Activities:
Proceeds from related party advances	30,000	—	203,192
Repayment of related party advances	—	—	(6,600)
Proceeds from notes payable	32,000	28,000	95,500
Net Cash Provided by Financing Activities	62,000	28,000	292,092
Net Increase (Decrease) in Cash	5,185	(5,417)	6,123
Cash at Beginning of Period	938	6,355	—
Cash at End of Period	$6,123	$938	$6,123

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$242	$—	$242

Non-cash Transactions
Stock issued for repayment of related party advances	$—	$—	$81,404
Shares of subsidiary issued as repayment of related party advances	$—	$—	$33,126
Stock issued for prepaid compensation at subsidiary	$—	$—	$13,676
Shares of subsidiary issued to non controlling interests	$—	$—	$48,560
Dividend paid through issuance of shares of subsidiary	$—	$—	$14,899
Stock issued as repayment of accrued liabilities	$—	$—	$14,400

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

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

In March 2012 we determined to establish ourselves as a wholesale auto dealer in the state of Indiana.  We are licensed in the state of Indiana as a wholesale auto dealer. Our license is valid in all states in the union. In furtherance thereof we formed a wholly owned subsidiary, Beta Auto Group, Inc. We have obtained a dealer license, obtained a bond and have secured garage man insurance. During the year ended December 31, 2012, we also acquired and sold auto inventory. In order to continue with this business plan we will need to secure additional funding.

Additionally, the Company intends to locate and combine with an existing company that is profitable or which, in management’s view, has growth potential, irrespective of the industry in which it is engaged. A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Beta Auto Group, Inc.

Development Stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Going Concern

At December 31, 2012, the Company has a working capital deficit and no significant revenue source. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2012 and 2011 there was no uninsured cash.

Other financial instruments include notes payable and amounts due to related parties for wages and advances. Due to the short-term maturity of these obligations and the stated interest rates on notes payable, the carrying value of these instruments represent their fair value.

REVENUE RECOGNITION:

Revenues are recognized when all of the following have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery or service has been performed;

•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

•	Collectability is probable.

ADVERTISING:

Advertising costs are charged to operations when incurred. Advertising cost for the years ended December 31, 2012 and 2011 were nil.

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

INCOME (LOSS) PER SHARE:

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2012 and 2011 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

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

BETA MUSIC GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFCATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3: Stock Purchase and Sale Agreement and Discontinued Operations

In December 2009, certain shareholders entered into a Stock Purchase and Sale Agreement to sell 13,711,676 shares of common stock held to an individual. Pursuant to that agreement, the Board of Directors of the Company resolved to spin off its subsidiaries to the shareholders of record as of December 15, 2009. The effective date was April 13, 2010. Accordingly, the statement of operations includes a loss from discontinued operations since inception of $149,500.

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

NOTE 4: Income taxes

At December 31, 2012 and 2011 deferred tax assets consist of the following:

	December 31,	December 31,
	2012	2011
Federal loss carryforwards	$132,000	$108,000
Less: valuation allowance	(132,000)	(108,000)
	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

As of December 31, 2012, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of approximately $372,000 begin to expire in 2028 for both federal and state purposes.

NOTE 5: Notes Payable

At December 31, 2012 and 2011 the Company has notes payable outstanding in the amounts of $95,500 and $63,500, respectively. The notes are due on demand, unsecured, and accrue interest at the rate of 6% per year.

NOTE 6: Related Party

At December 31, 2012, the Company has notes payable due to a related party in the amount of $30,000. The notes are due on demand, unsecured, and accrue interest at the rate of 6% per year.

NOTE 7: SUBSEQUENT EVENTS

In February 2013, we received proceeds from a note payable in the amount of $13,000. The note bears interest at the rate of 6% per annum, is unsecured, and due on demand.