Form 10-K
period 2013-12-31
Beta Music Group, Inc.
filed 2014-04-14
CIK 1452164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 333-113296

BETA MUSIC GROUP, INC
(Exact name of registrant as specified in its charter)

FLORIDA	26-0582871
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7100 BISCAYNE BOULEVARD
MIAMI, FL 33138
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
[ ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the Pink Sheets OTCQB on April 14, 2014 as approximately $19,607,252.

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 65,357,505 shares of common stock, $.01 par value as of April 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENTS

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

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND:

Beta Music Group, Inc.

Beta Music Group Inc. (“BETA”, the “Company” or “we”) is a Florida corporation incorporated in the state of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 15, 2007 The Company changed its name to The Next Pop Star Inc. and its original business plan was to produce live entertainment competitions to be taped and/or filmed for distribution by television and/or internet means. The Company was not successful in this endeavor and refocused its operations. In conjunction with this change in the Company’s business focus, on October 23, 2008, the Company changed its name to Beta Music Group, Inc.

In December 2009 there was a change in the Company’s control and new management was appointed. In April 2010 The Company spun-off its operating subsidiary and issued a stock dividend to our shareholders. The Company’s new focus was n to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.

In March 2012, the Company formed Beta Auto Group, Inc., a wholly owned subsidiary, to operate   a wholesale auto dealer in the state of Indiana where the Company obtained a dealer licensee, bond and secured garage man insurance.  The Company also acquired and sold auto inventory.

On October 31, 2013, the Company and its controlling stockholders (the “Controlling Stockholders”) entered into a Share Exchange Agreement (the “Share Exchange”) with USave Acquisitions, Inc., a Florida corporation (“USAVE”) and the shareholders of USAVE (the “USAVE Shareholders”), whereby the Company acquired 43,444,865 shares of common stock representing 100% of  USAVE (the “USAVE”)common stock  from the USAVE Shareholders. In exchange for the USAVE Stock, the Company issued 43,444,865 shares of its common stock to the USAVE Shareholders. The 43,444,865 shares were issued at par value $.01, and represent approximately 70% of the Company’s total issued and outstanding shares. The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 31, 2013.

As a result of the Share Exchange the former business of USAVE is now our primary business. Upon closing of the Share Exchange Agreement, the then current officer and director tendered their resignation and Mr. Jim Ennis was appointed as our Chief Executive Officer, President and Chairman of the Board of Directors.

On November 4, 2013, the Company entered into a Stock Purchase Agreement with (the “EVG Share Exchange”) with EVG Media, Inc., a Florida corporation (“EVG”) and the shareholders of EVG (the “EVG Shareholders”), whereby the Company acquired 1,000,000 shares of common stock of EVG, representing 100% of the issued and outstanding shares of common stock of) of EVG from the EVG Shareholders. EVG has no assets and no operation as of the agreement date. EVG and Usave Acquistion Inc. share the same shareholder base. In exchange for the issuance of 500,000 restricted shares of our common stock to the EVG Media, Inc. The 500,000 restricted shares, issued were issued at par value $.01, The EVG Share Exchange and related transactional documents closed on November 4, 2013.

USave Acquisitions, Inc.

On December 19, 2012, USave Acquisitions, Inc,. a Florida corporation purchased  a 90% equity interest in USavect, Inc., a Connecticut corporation,  and a 90% equity interest of USavenj, Inc. a New Jersey corporation. USavect, Inc. and USavenj, Inc. are subsidiary operations of USave Acquisitions, Inc. and serve as subsidiary operations regarding implementing the Company’s digital media platform.

On October 31, 2013, the Company and its Controlling Stockholders entered into a Share Exchange with USAVE and the USAVE Shareholders, whereby the Company acquired 43,444,865 shares of common stock representing 100% of each Company’s issued and outstanding shares of common stock) of USAVE from the USAVE Shareholders in consideration for the issuance of 43,444,865 shares of the Company’s common stock to the USAVE Shareholders.

As a result of the Share Exchange, USAVE became the Company’s wholly owned subsidiary.  The Company will continue the USAVE operations as its principal business in addition to the Beta Auto Division.

Please note that the information provided below, unless otherwise noted, relates to the combined enterprises of USAVE and the Company after the Share Exchange.

The Business

USave Acquisitions, Inc., a Florida Corporation was formed on December 4, 2012 The Company is headquartered in Miami, Florida.

USave Acquisitions, Inc. is an emerging growth digital media company and developer and designer of digital and interactive videos, applications, social media products, new media and internet television and social networks for sports, health, fitness and entertainment enthusiasts. We have a multimarket revenue strategy that incorporates digital media videos, mobile applications, social media and internet television to engage consumers to purchase products and services for small businesses. Our strategy is to offer digital media videos as a cost effective method for small businesses to connect to their clients in an efficient way to by placing the interests of their consumers first.

USave Acquisitions, Inc. is building digital media platforms including mobile apps, interactive videos, online websites, mobile marketing and social media. USAVE’s strategy to drive revenues is by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. Our digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses. Small businesses and large businesses will use our digital media platform to create interactive advertising videos so engage with current and potential consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: producing digital media advertising, contributors who submit digital streaming reviews of the small businesses products and services and consumers who watch digital reviews of the local businesses that they describe. USAVE will invest in these small business communities to build customer loyalty and increase brand awareness by delivering digital videos of interest and enhanced interactive content of small business products and services that enrich and improve their clients’ lifestyle.

USAVE is a digital media technology platform that includes interactive coupon & multi-format publishing technologies and multiple new scalable revenue streams and innovative technologies designed specifically for internet couponing applications. USave will create value for its clients that are comprised of consumers and businesses via digital value offers, retailers who create offers enabled with our technology and finally consumers who redeem offers, consume advertisements and products that generate revenue for our operation. The digital media platform provides digital video commercials and interactive broadcasting as the method of video presentations, distribution, and monetization.

Individuals and retail clients have increased their demand to use mobile devices for their information, entertainment and purchasing choices from traditional media and consumption sources such as the computers and print publications. The strategy is to expand the opportunity and to reach more consumers with a wide range of digitally enhanced media tools.

Unlike traditional media advertising, which may be an expensive cost for small businesses, USAVE will produce and sell digital media videos as interactive advertising products. This interactive and social based content is produced and offered through enhanced media such as digital advertising videos, digital reviews via short term podcasts, mobile marketing application messaging and sms-text updates, which expands the relationship from small business to clients beyond the point of sale. Digital video content connected to mobile devices and mobile applications allow for real time communication with clients that will strengthen their ability to deliver timely and relevant content and messages to them.

As the demand for mobile devices increases, so does the need for small business to adjust their methods to directly connect with their clients. Digital media videos combined with interactive coupons and streaming reviews are a cost effective interactive solution for small businesses to connect with their clients and to increase their brand awareness.

USAVE will also expand its revenue generating streams through the creation of an interactive digital media platform that combine e-commerce with mobile-commerce solutions to connect small business with their clients, to act as social conduits or virtual meeting places for clients to engage and purchase both products and services. These social conduit platforms can also be utilized and distributed across the broader base through social media menu of products.

USAVE will also explore acquisitions of digital and mobile marketing companies, application developers and publishers relating to increasing our digital media video content. Such acquisitions will be considered where the purchase can help increase the Company’s revenues or enable the Company to attain digital assets that will allow us to gain competitive advantage that would be more costly to develop than to purchase in an acquisition.

The Market

The local small business services market is a large, fragmented and inefficient sector. Each day, there are hundreds of millions of consumers making decisions about where to spend their money at small businesses. According to the U.S. Census Bureau, in the United States, there are approximately 27 million small business locations, which forecasters believe represents a multi-trillion dollar commerce market. According to BIA/Kelsey, a market intelligence firm, small businesses are estimated to have spent $19.6 billion on online advertising and $113.6 billion on traditional offline advertising in 2010.

According to ESRI Business Information Solutions, consumers spent more than $400 billion on small businesses and local service providers during year 2010, including modeling and remodeling services, home and furniture sales and repair services, retail sales and restaurant services. In addition, according to the U.S. Center for Medicare and Medicaid Services, in 2010 United States consumers and private health insurers spent more than $425 billion on physician healthcare, dental and other services performed by other health care professionals. Millions of small businesses and health care professionals vie for those dollars every year. Trends indicate the increasing challenges to traditional methods in which small businesses have connected with consumers and will offer opportunities for solutions like digital media videos.

Despite the size of this market, consumers and small businesses have historically lacked an efficient way to connect to each other to generate revenues to grow most small business. Consumers traditionally have been forced to rely on inefficient sources to navigate the landscape of the small business marketplace, often turning to family, friends, and neighbors for recommendations of small businesses to hire without visually viewing the small business services. Referrals are usually based on a single interaction, and it can be difficult for consumer to confirm word-of-mouth referrals before making a purchase decision.

Small businesses are faced with similar and significant challenges in finding new clients who are motivated to spend money to purchase and in separate   themselves from their competitors on the basis of quality products and services. Historically, small businesses relied upon traditional advertising services such as television, newspapers and yellow pages that do not provide the ability to target motivated customers or to differentiate their business from their competitors.

While the Internet has transformed the way that information is accessed and shared, profoundly impacting the local services marketplace, it has not by itself solved these problems for either the consumer or the local service provider. Information on the Internet is inherently susceptible to fraud and bias. For example, a single nefarious competitor can embellish its own reputation or tarnish the reputations of its competitors. This can result in consumer uncertainty and doubt, particularly when searching for information regarding high cost of failure services. We believe that solving these age-old inefficiencies of the small business marketplace requires a trusted intermediary to compile, organize and make available reliable information on small businesses services. We offer an efficient way for consumers and reputable service providers to find each other.

Producing and submitting online reviews of small businesses are gaining credibility in the marketplace. The growth of the Internet, smart phones and smart tablets has helped make online reviews have become a regularly relied-upon source of information. According to a 2011 survey of U.S. consumers conducted by Cone Communications, a public relations and marketing agency, 87% of respondents said that positive information they read online reinforced their decision to purchase a product or service and 64% of respondents said that they go online to search for customer or user reviews. USAVE will expand on the online reviews by offering digital streaming reviews of small business that could be shared via social media apps and other platforms and offering the digital reviews in combination with other incentives sales and digital coupons offerings to connect clients with each other to increase sales for small businesses.

Small Business Advertising is transitioning from traditional advertising to online marketing. Over the past decade, the advertising market for small businesses has undergone transformational changes. Consumers who at one time turned almost exclusively to television, newspapers, yellow pages, and other forms of traditional media for information about small businesses are now increasingly relying on digital media and online resources. As consumers move toward smart phone and tablet platforms, small businesses are shifting their advertising spending budgets from traditional media sources to online advertising and digital marketing.

Industry Trends

Historically, digital media, mobile marketing, social media and public relations and traditional advertising campaigns have been provided on a consolidated basis by larger global companies in the marketing communications industry. However, as small businesses clients seek to establish direct continued relationships with their consumers and seek to accurately measure the effectiveness of their marketing expenses, specialized digital, mobile, social media and targeted marketing services are consuming a growing portion of marketing dollars. This is increasing the demand for individualized online marketing campaigns to reach clients on their smart phones, tablets, and other mobile devices at the point of decision making process. The small business community is now more accepting to use online marketing advertising platforms including social media, digital videos, interactive marketing to the online and mobile communities as their method of communication to their clients.

Sources of Revenue

Our revenues are generated through the execution of digital media marketing programs by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. Our digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and other sectors within the small business community. Contracts with our clients to produce the digital media videos are negotiated individually and terms of the engagement with our clients and the basis in which we earn fees and commissions will vary significantly. Contracts with small business client are multifaceted arrangements that may include an upfront fee, an incentive compensation provision and may also include vendor credits. Clients may arrange for our services to be provided via local, regional across various business sectors.

Fees are negotiated individually with the small business clients and may include upfront fee based compensation and may include incentive commission for services for planning, creation, implementation and executions of a digital media video for small business to sell their products and services. Our revenues are calculated to reflect expenses including production, sales, general administration and corporate overhead based on monthly rates as well as mark-up percentages to exceed our operating expenses. Small business clients may seek to include incentive compensation components for successful execution as part of the total compensation. Commissions earned are based on production services of the digital media videos provided and are usually calculated on a percentage of the total revenues generated for our clients. Revenues can also be generated when clients pay gross revenues rates before we pay reduced cost of sales rates depending on the nature of the services agreement. To reduce risks from non-payments from our clients, we typically require a deposit sufficient to meet production costs.

Competition

In the competitive, highly fragmented digital media and mobile marketing and communications industry, the Company competes for business with large global companies such as Yelp, Inc. Angie’s List, Inc and Groupon, Inc. These global holding companies generally have greater resources than those available us, and such resources may enable them to aggressively compete with the Company’s digital media and marketing communications businesses. We also face competition from numerous independent agencies that operate in multiple markets and must compete with these independent companies to maintain existing client relationships and to obtain new clients and assignments. We compete at this level by providing clients with digital media platforms and strategies that are focused on increasing clients’ revenues and brand awareness.

Clients

The Company will serve small business clients in virtually every business sector and may serve similar clients in same or different locations. The Company’s clients will include small and large businesses across various sectors including health, retail, wellness, consulting and others within specific business communities. Our clients are forecasted to include but not limited to small businesses including boutiques, salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and other small businesses within their local business community. The digital media and marketing engagement with our client does not mean that the company handles marketing communications exclusively for all brands or product lines of the small business clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice.

Employees

Prior to the Share Exchange, the Company had one employee, Mr. Edwin Mendlinger, the Company’s Chief Executive Officer, Chief Financial Officer and sole Board member. On October 31, 2013, Mr. Mendlinger resigned from all positions held, and Mr. Jim Ennis was appointed President, Chief Executive Officer and Director. As of October 31, 2013, the company and its subsidiaries had one 1 employee, Mr. Ennis. Employees to expand the Company’s operations will include digital production, digital announcers, social media, public relations, account executives, sales, corporate overhead. Employees with their skills and relationships with small business clients will be among the Company’s most important assets. An important aspect to the Company’s competitiveness is its ability to hire and then retain critically important employees and management. Compensation is critical and essential factors in attracting, hiring and retaining employees. The Company may not offer a level of compensation sufficient to attract and retain these key employees. If the Company fails to hire and retain a sufficient number of these key employees, it may not be able to compete effectively.

Engagement of Small Businesses

USAVE will help small businesses by producing digital media and interactive videos to help their brand engagement with potential clients, providing social media digital client reviews and mobile marketing solutions that help small businesses reach new customers in cost effective method.

USAVE will provide a simple and affordable digital media platform to engage with their consumers. Its digital media platform provides interactive digital offers and digital reviews via social media to engage with consumers. Additional coupon offers to clients for their digital reviews being forwarded to their social network will benefit both consumers and small businesses.

Once USAVE is engaged, the small business owner will have his digital media video produced and their digital offers set up on its free digital advertising network and social media websites. With minimal additional effort, small business owners can use our online advertising platform to engage with customers, track effectiveness of digital media videos and their deal offers. Our platform will offer small businesses performance and impression-based advertising and flexibility to pay on a monthly basis or as a percentage of revenues generated over six or twelve month advertising plans. The prices of our advertising plans typically range from $600 to $1,000 per month or a percentage of revenues generated through our digital media platform.

Targeted reach to broad number of consumers via USAVE digital media platform helps local businesses access a large audience of potential consumers at the specific decision making moment when they are searching for a small business for a specific product or services.  Small businesses focus on demand fulfillment in contrast to other marketing solutions that only create awareness and attempt to generate consumer demand through online advertising and email marketing; USAVE will help small businesses fulfill demand by engaging with targeted consumers who have expressed demand for their products or services.

Engagement of Consumers

Consumers enroll for free and may be drawn to our platform because our digital media videos provide a visual of the products and services before making their purchase.

Generating a visual experience from the small businesses before making their purchase helps consumers the best small businesses for their everyday needs. The digital media platform is free, easy to use and has broad demographic appeal, serving small business communities in the United States.

Digital client reviews are core component to USAVE experience and a critical component of differentiation from competing services. The twenty second positive or negative reviews on our digital network database from which consumers can draw relevant information about how and where to spend money locally from other clients..

Marketing to Small Business Sector

We believe that the market sector will embrace our digital media platform due to the desire for small businesses owners to generate revenues and grow their business. .

USAVE’s digital media platform supports the small business communities in their local markets.  This creates a social media environment that is conducive for clients to watch the videos before purchasing the digital coupon, to produce and digital review about their purchase and the small business.

Our focus is to enable small businesses to establish their brand identity among their clients. To maintain their strong brand, we produce premium digital media videos and promote their clients digital reviews within majority of social networks.

Our digital media platform will help people find small businesses to meet their everyday purchases. As more people use our platform, more of them will submit digital reviews. Each digital review that a user contributes helps expand the depth of the content on our digital media platform, in turn drawing in more consumers. This increase in consumer users and traffic improves our value to small businesses as they seek inexpensive, simple, and effective advertising solutions to target a large number of targeted consumers.

Although we have a limited operating history and have not yet achieved profitability, this sector has a growing track record

Growth Strategy

USAVE intends to expand its digital media platform and interactive videos, which is the core components of our business by focusing on the following key growth strategies:

In villages, towns and cities, we may seek to increase the number of produced digital videos for small businesses, increase the number of client digital reviews post purchase, attract more users, and engage more small businesses.

We may be active in the Northeast region of the United States. When we identify a significant opportunity to continue expanding our footprint in new markets, we may expand into that market.

We plan to continue to introduce new digital media and mobile marketing products for our content network as well as creating a mobile application for our client’s smart phones, tablets and mobile devices.

We plan to introduce our digital content solutions on internet television channels to promote small businesses. We plant to grow a sales force and expand our digital media videos and revenue generating products and services in order to reach more small businesses and increase revenues generated on our digital media network.

Effect of Environmental Laws

The Company believes it is in compliance with the regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company.

Available Information

The Company is a reporting company and complies with the requirements of the Exchange Act. The Company files quarterly and annual reports and other information with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov

Our annual reports filed as Form 10-K, quarterly reports filed as Form 10-Q, current reports filed as Form 8-K, and any amendments to these reports, will be made available, free of charge on the www.sec.gov website at as soon as reasonably practicable after we electronically file such reports with, or furnish them to the SEC. Our Corporate Governance Guidelines, and Code of Conduct will be made available free of charge soon as reasonably practicable, or by writing to our legal office at 5601 Biscayne Boulevard, Miami, Florida 33137. Attention: Chief Executive Officer.

ITEM 1A. RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed below when considering an investment in the Company’s common stock. If any of the events contemplated by the following discussion of risks should occur, its business, results of operations and financial condition could suffer significantly. An investment in our Company is highly speculative in nature and involves an extremely high degree of risk. As a result, you could lose some or all of your investment in the Company’s common stock. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its business.

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

Risks Associated with the Company’s Business

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. Some of these risks are:
•
We have a short operating history in a continuously evolving market sector. This makes it very difficult to evaluate our future business prospects and may increase the risk that we will not be successful;

•
We a have a short operating history and may never be able to implement  our business plan or achieve sufficient revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

•
We are subject to all of the risks inherent in a development stage company. In particular, potential investors should be aware that we have not proven that we can raise sufficient capital in the public and/or private markets; have access to a line of credit in the institutional lending marketplace for the expansion of our business; respond effectively to competitive pressures; or recruit and build a management team to accomplish our business plan.

•
We have incurred significant operating losses in the past and current year to date and we may not be able to generate sufficient revenue to achieve or maintain profitability, particularly given our ongoing sales and marketing expenses. Any revenue growth or revenue growth rate will likely not be sustainable, and a failure to maintain an adequate revenue growth rate will adversely affect our results of operations and business;

•
If we fail to generate and maintain sufficient high quality content from our users, we will be unable to provide consumers with the information they are looking for, which could negatively impact our traffic and revenue;

•
We rely on traffic to our website from search engines like Bing, Google and Yahoo!. Some of these search engines offer products and services that compete directly with our solutions. If our digital media network and our website fails to rank prominently in unpaid search results, the traffic to our digital media network and our website could decline and our business would be adversely affected;

•
Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of users and small business clients, or our ability to increase the frequency with which they use our solutions;

•	If our technology filters helpful content or fails to filter unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products, and our business could suffer;
•
If we fail to maintain and expand our base of small business clients, our revenue and our business will be harmed. If we fail to expand effectively into new markets, our revenue and our business will be harmed;

•
If we are not successful in developing solutions that generate revenue from future mobile application or if those solutions are not widely adopted, our results of operations and our business could be adversely affected;

•
negative publicity about our company, including allegations of improper business practices or sales tactics or of manipulation of digital reviews, or complaints regarding our filtering technology could diminish confidence in and use of our solutions, which would adversely affect our results of operations and business;

•	our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories; and
•
the class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock, including our founders, directors, executive officers and employees and their affiliates, and limiting the ability to influence corporate matters.

There is substantial doubt about our ability to continue as a going concern

At December 31, 2013 we had not yet achieved profitable operations, have incurred losses since our inception.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods described above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to Our Business and Industry

We have a short operating history in an evolving market sector. This makes it very difficult to evaluate our future business prospects and may increase the risk that we will not be successful.

We have a short operating history in an evolving market sector that may not develop as forecasted or expected, if at all. This short operating history makes it difficult to assess our short term or long term future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry. These risks and difficulties include our ability to, among other things:
•	increase the number of users of our digital media network, our mobile application and our website, the number of digital reviews and other content on our platform and our revenue;
•	continue to earn and preserve a reputation for providing meaningful and reliable digital videos for small businesses;
•	effective to monetize our mobile app as usage continues to migrate toward mobile devices;
•
manage, measure and demonstrate the effectiveness of our digital media network, attract and retain new advertising clients, many of small businesses which may only have limited or no online digital media or advertising experience;

•	successful enough to compete with existing and future providers of other forms of traditional and online advertising;
•	successful enough to compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;
•	successful to expand our business in new and existing markets, develop and deploy new products;
•	successful to avoid disruptions in our service;
•	develop scalable, high-performance digital media technology infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and products;
•	ability to hire, integrate and retain talented sales and other personnel;
•	Effectively manage rapid growth in our sales force, personnel and operations; and effectively partner with other companies.

If the demand for information regarding local businesses does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed. We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to adequately address these risks and difficulties could harm our business and cause our operating results to suffer.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to achieve or maintain profitability, particularly given our significant ongoing sales and marketing expenses. Our recent growth rate will likely not be sustainable, and a failure to maintain an adequate growth rate will adversely affect our results of operations and business.

Since our inception, we have incurred significant operating losses, and, as of December 31, 2013, we had an accumulated deficit of approximately $1,829,141. Although we forecast that our potential revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major markets. You should not rely on the revenue run rate of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

•	sales and marketing and product and feature development;
•	our technology infrastructure;
•	strategic opportunities, including commercial relationships and acquisitions; and
•	General administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we are unable to maintain adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

The Company currently has generated limited revenue and will need to raise additional capital to operate its business.

To date, the Company has generated limited revenues. Since our inception, we have incurred significant operating losses, and, as of December 31, 2013, we had an accumulated deficit of approximately $1,829,141. Although we forecast that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major markets. You should not rely on the revenue run rate of any prior quarterly or annual period as an indication of our future performance. However, changes may occur that would exhaust its available capital before it is successful in its efforts to raise capital to operate its business. The Company will be required to seek additional sources of financing, which may not be available on favorable terms, if at all. If the Company does not succeed in raising additional funds in a timely manner and on acceptable terms. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on the Company’s stockholders.

We a have a short operating history and may never be able to fully implement  our business plan or achieve sufficient revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment

We are subject to all of the risks inherent in a development stage company. In particular, potential investors should be aware that we have not proven that we can raise sufficient capital in the public and/or private markets; have access to a line of credit in the institutional lending marketplace for the expansion of our business; respond effectively to competitive pressures; or recruit and build a management team to accomplish our business plan.

We rely on traffic to our website from search engines like Bing, Google and Yahoo!. Some of these firms offer products and services that compete directly with our solutions. If our digital media network and our website fail to rank prominently in unpaid search results, the traffic to our digital media network and our website could decline and our business would be adversely affected;

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Bing, Google and Yahoo! and Bing. The number of users we attract to our digital media network and our website from search engines is due to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking designs, methodology and its algorithms, which could result in our digital media network website to not be successful enough to generate traffic to our digital media network website. We may not know how to be in a position to influence the results of traffic to our website. Search engine companies may revise their rankings to promote their competing services or products of our competitors. Our website may experience fluctuations in search result rankings and we anticipate fluctuations in the future. Any reduction in the number of users linked and using our website could adversely impact our business and results of operations. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

If we fail to generate and maintain sufficient high quality content from our users, we will be unable to provide consumers with the information they are looking for, which could negatively impact our traffic and revenue.

Our success depends on our ability to engage small businesses to hire us to produce digital media videos and provide consumers with the digital information consumers seek, which in turn depends on the quantity of the content provided by our users. For example, we may be unable to provide consumers with the information they seek if our users do not contribute content that is helpful and reliable, or if they remove content they previously submitted. Similarly, we may be unable to provide consumers with the information they seek if our small business clients are unwilling to contribute content because of concerns or clients that may be sued by the businesses they digitally review. Such instances may have occurred in the past and may occur again in the future. In addition, we may not be able to provide client with the digital information they seek if our platform is not up-to-date. We do not phase out dated reviews and consumers may view older reviews as less relevant, helpful or reliable. If our digital media platform does not provide current information about small businesses or consumers perceive digital reviews on our digital media platform as less relevant, our brand and our business could be harmed. If we are unable to provide consumers with accurate information or if they find equivalent content on competitive services, they may stop or reduce using our platform. Traffic to our website and on our mobile app may decline for any reason. If our clients traffic declines, our small business clients may stop or reduce the amount of digital advertising on our platform and our business could be harmed.

If our digital media technology fails to filter unhelpful content, consumers and businesses alike may stop using of our digital media platform and our business could suffer.

We have designed our digital media technology to filter content that we believe may be offensive, biased, unreliable or otherwise not helpful. However we cannot guarantee that our efforts will be effective or adequate. In addition, some consumers and businesses may express concern that our technology inappropriately filters legitimate reviews, which may cause them to stop or reduce their use of our platform or our advertising solutions. If our digital media technology filter proves ineffective, our reputation and brand may be harmed, users may stop using our products, our business and our operations could be adversely affected.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would damage our ability to retain or expand our base of users and small business clients, or our ability to increase the frequency with which they use our solutions.

We have developed a brand that we believe contributes to the success of our business. Maintaining, protecting and enhancing the “USAVE” brand is critical to expanding our small business clients, our users and small business clients and increasing the frequency with which they use our digital media platform. We depend largely on our ability to maintain of small businesses and clients in our digital media platform, our website and mobile app, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

Negative publicity could adversely affect our reputation and brand.

Negative publicity about our company, including our digital media technology, our sales practices, personnel or customer service, could negatively impact confidence in our products. Our digital media brand, our website and mobile app and our business may suffer if negative publicity about our company persists or if users otherwise perceive that content on our website and mobile app is manipulated or biased. In addition, our website and mobile app serve as a platform for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.

If we fail to expand our base of small business clients and consumer clients, our revenue and our business will be harmed.

Our business depends on our ability to maintain and expand our small business client base. We must convince small businesses of the benefits of our digital media platform and must also convince existing and prospective small business clients that our digital media platform works to benefit the performance of small businesses. Many of these small businesses are accustomed to using traditional advertising, such as newspapers, television and yellow pages. Failure to maintain and expand the small business client’s base could harm our business.

Small businesses may not have long-term obligations to purchase our digital media platform. We rely heavily on advertising budget spending by small businesses, which historically experience high failure rates and have limited advertising budgets. As a result, we may experience losses in our digital media platform in the ordinary course of business resulting from several factors, including loss to competitors, lower priced competitors, and the result that our advertising solutions are ineffective, declining advertising budgets, businesses closures and bankruptcies. We must continually add new small business clients to replace other small business clients who choose not to renew their with our firm or may go out of business, or otherwise fail to fulfill their advertising contracts with us which may not grow our business.

Our small businesses client’s decisions to renew depend on the level of satisfaction with our digital media platform and ability to continue their operations and spending levels. The digital reviews that small businesses receive from our consumers may also affect small business owners advertising decisions. Favorable digital reviews could be perceived as increase the small businesses need to advertise, and unfavorable digital reviews could discourage small businesses from advertising to an audience they perceive as forming a negative opinion of the digital media platform. If our small business clients increase rates of non-renewal or if we experience significant attrition or if we are unable to attract new small businesses, our client base will decrease and our business, financial condition and results of operations would be harmed.

If we fail to expand into new markets, our revenues and our business will be harmed.

We intend to expand our operations into new markets. We may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets places us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect, as we have in the past, to incur significant expenses and face various other challenges, such as expanding our sales force and community management personnel to cover those new markets. Our current and any future expansion plans will require significant resources and management attention.

Many people use smartphones, tablets and other mobile devices to access information about local small businesses. If we are not successful in developing solutions that generate revenue from our mobile applications, or those solutions are not widely adopted, our results of operations and business could be adversely affected.

The number of people who access information about local businesses through mobile devices, including smartphones, tablets and computers, has increased dramatically in the past few years and is expected to increase. Because we do not currently deliver advertising on our mobile app, we have not materially monetized our mobile app to date. As a result, we may not be able to generate meaningful revenue from our mobile app for the foreseeable future. If consumers use our mobile app at the expense of our website, our small businesses may stop or reduce advertising on our website, and they may be unable to advertise on our mobile app unless we develop effective mobile advertising solutions that are compelling to them. Similarly, we may be unable to attract new small business clients unless we develop effective mobile advertising solutions. At the same time, it is important that any mobile advertising solutions that we develop do not adversely affect our users’ experience, even if they might result in increased short-term monetization. We have limited experience with mobile advertising and may engage an external firm to develop our apps. If we fail to develop effective advertising solutions, if our solutions alienate our user base, or if our solutions are not widely adopted or are insufficiently profitable, our business may suffer.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. In addition, if we experience difficulties in the future in integrating our mobile app into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple or Google, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore, or if we face increased costs to distribute our mobile app, our future growth and our results of operations could suffer.

We expect to face increased competition in the market.

The market for information regarding local businesses and advertising is intensely competitive and rapidly changing. With the emergence of new technologies and market entrants, competition is likely to intensify in the future. Our competitors include, among others; offline media companies and service providers; newspaper, television, and other media companies, Internet search engines, such as Google, Yahoo! and Bing; and various other online service providers. Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Google, Facebook, Yahoo! and Microsoft may be more successful than us in developing and marketing online advertising offerings directly to local businesses and many of our small business clients and potential clients may choose to purchase online advertising services from these competitors and may reduce their purchases of our products. In addition, many of our current and potential competitors have established marketing relationships with and access to larger client bases. As the market for local online advertising increases, new competitors, business models and solutions are likely to emerge. We also compete with these companies for the attention of contributors and consumers, and may experience decreases in both if our competitors offer more compelling environments. For all of these reasons, we may be unable to maintain or grow the number of people who use our website and mobile app and the number of businesses that use our advertising solutions and we may face pressure to reduce the price of our advertising solutions, in which case our business, results of operations and financial condition will be harmed.

Our business strategy depends upon digital media videos of small businesses to create a digital coupon. The digital coupon inventory is an inventory that we do not control, own or have a significant market share. The failure to develop, grow and maintain significant inventory or quality of the digital coupons available on our websites may adversely affect our perceived value by consumers and therefore small businesses retailers.

Our success depends on our ability to provide small businesses with digital videos and attract consumers with the digital coupons they seek. Our revenues may come from arrangements in which we are paid by small businesses develop digital videos to promote their digital coupons. We may not control the sales and the inventory of digital coupon content upon which our business model is depending on. The large number of our digital coupons will be submitted by small businesses, our efforts to ensure the quality of those digital coupons will be critical to our success. Users and clients may submit complaints that our digital coupons are invalid or expired when using the coupons at the small businesses. If these processes for clients submitting digital coupons are ineffective, or if the digital reviews of the users after using the coupons is unable to be effectively targeted via mobile marketing, the digital coupons most appealing to our users may be unable meet the needs of clients and the small businesses may be negatively impacted and the our operating results may be adversely affected.

Small businesses have a variety of media channels to promote their services and products. If these l businesses choose to promote their coupons platform through other media firms or not to promote coupons or discounts at all, or if our competitors accept lower commissions than we are to promote the small businesses digital coupons, our ability to obtain an inventory may be delayed and our financial, business revenues and operating results may be adversely affected. Similarly, if small businesses do not aggressively contribute digital coupons to our websites, contribute digital coupons that are not marketable or reliable, the digital coupon inventory content may decrease or become less valuable to small businesses and clients. If our company is not able to maintain sufficient digital coupon content inventory in our marketplace, clients and small businesses may perceive our marketplace as less relevant, traffic to our websites and use of our mobile marketing platform will decline and, as a result, our business, financial condition and operating results will be adversely affected.

Traffic to our website and mobile application may decline and our business may suffer if other companies copy information from our platform and publish or aggregate it with other information for their own benefit.

Other companies may copy information from our platform, through website scraping or other means, and publish or aggregate it with other information for their own benefit. We may not be able to detect such third-party conduct in a timely manner and, even if we could, we may not be able to prevent it. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.

The impact of worldwide economic conditions, including the resulting effect on advertising spending by local businesses, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions and their impact on levels of advertising spends by small and medium-sized businesses, which may be disproportionately affected by economic downturns. An economic slowdown may materially deteriorate our existing and potential small business clients and they may no longer consider investment in our digital media solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, online marketing solutions may be viewed by some of our existing and potential small business clients as a lower priority and could cause small business clients to reduce the amounts they spend, terminate their use of our digital media platform or default on their payment obligations to us. In addition, economic conditions may adversely impact levels of consumer spending, which could adversely impact the numbers of consumers visiting our digital media network, our website and mobile app. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. If spending at small businesses declines, businesses may be less likely to use our digital media platform, which could have a material adverse effect on our financial condition and results of operations.

We may face potential liability and expense for legal claims based on the content on our platform.

We may face potential liability and expense for legal claims relating to the information that we publish on our website and mobile app, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove valuable content from our website or mobile app, our platform may become less useful to consumers and our traffic may decline, which could have a negative impact on our business and financial performance.

Our business could suffer if the jurisdictions in which we operate change the way in which they regulate the Internet, including regulations relating to user-generated content and privacy.

Our business, including our ability to operate could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that requires changes to these practices or the design of our platform, products or features. If legislation is passed that limits the immunities afforded to websites that publish user-generated content, we may be compelled to remove content from our platform that we would otherwise publish, restrict the types of businesses that our users can review or further verify the identity of our users, among other changes. Legislation could be passed that limits our ability to use or store information about our users. The Federal Trade Commission (“FTC”) already expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use and storage of consumer information, establishing principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines as described in our published privacy policy. We may use and store such information primarily to personalize the experience on our platform, provide customer support and display relevant advertising. However, if our belief proves incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes. Legislative changes could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Similarly, changes like these could make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer small business clients and less revenue. In any of the cases above, our business could suffer.

If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

We may experience growth in our headcount and operations, which places substantial demands on management and our operational infrastructure to match expenses to revenues. We intend to make substantial investments in our technology, sales and marketing and community management organizations. As we continue to operate, we must effectively integrate, develop and motivate new employees while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

We may not timely and effectively scale and adapt our existing digital media platform technology and network infrastructure to ensure that our platform is accessible.

It is important to our success that small businesses and clients be able to access our platform at all times. We may experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to a number of users accessing our platform simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our platform is unavailable when users access it or does not load as quickly expected, client users may seek other services and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users and small business clients and increase the frequency with which they use our website and mobile app. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed. Our recovery program transitions our platform and data to a backup center in the event of a catastrophe, but we have not yet tested this in full, and the transition procedure may take several days or more to complete. During this time, our platform may be unavailable in whole or in part to our users.

We are, and may in the future be, subject to disputes and assertions by third parties that we violate their rights. These disputes may be costly to defend and could harm our business and operating results.

We may face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights. Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money, and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs. We do not own any patents, and, therefore, may be unable to deter competitors or others from pursuing patent or other intellectual property infringement claims against us. The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results or operations and reputation.

Some of our digital media platform solutions contain open source software, which may pose particular risks to our software and solutions.

We use open source software in our solutions and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.

We make the consumer experience our highest priority. Our dedication to making decisions based primarily on the best interests of consumers may cause us to forgo short-term gains and digital media revenues.

We base our decisions upon the best interests of the small businesses and client consumers who use our platform. We believe that this approach will be essential to our success in increasing our user growth rate of our platform. If such decisions negatively impact our results of operations in the short term. While we believe that continued adherence to this principle will benefit The Company and its stockholders, our approach of putting our consumers first may negatively impact The Company in the short term. If we believe that a digital review violates our terms of service, such as digital reviews containing hate speech, we will not allow the digital review to remain on the platform. Certain small business clients may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of small business clients, which in turn could harm our results of operations.

We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.

We rely on data information regarding small businesses from third parties for aspects such as mapping functionality and software solutions. If these third parties experience difficulty meeting our standards or our licenses are revoked or not renewed, it could make it difficult for us to operate some aspects of our business, which could damage our reputation. If third-party providers were to cease operations or have business disruption or increase their fees or if our relationships with these providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and small business clients with digital media videos until an equivalent provider could be found. If we are unsuccessful finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or ineffectively manage these relationships, it could have an adverse impact on our business and operations.

We expect a number of factors to cause our operating results to fluctuate on a short term basis, specifically to monthly, quarterly and an annual basis. This would make it very difficult to predict our future performance on a monthly, quarterly and annual basis.

Our operating results could vary significantly monthly, quarterly and annually due to a variety of factors, many of which are outside of our control. Comparing our operating results on a period-to-period basis may not be meaningful. Other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include our ability to accurately forecast revenue and appropriately plan our expenses; attracting new small businesses and retaining existing clients, changes in search engine placement and prominence, increased competition in our business; enter new markets; worldwide economic conditions, maintaining an adequate rate of growth traffic to our website and mobile app; adjusting to changes in technology; success of our sales and marketing efforts; changes in government regulation affecting our business; interruptions in service and any related impact on our reputation; the attraction and retention of qualified employees and key personnel; ability to choose and effectively manage third-party service providers; effectiveness of our internal controls; and changes in consumer behavior with respect to our digital media technology among local businesses;

Because we recognize most of the revenue from our advertising products over the term of an agreement, a significant downturn in our business may not be immediately reflected in our results of operations.

We recognize revenue from sales of our advertising products over the terms of the applicable agreements, which are generally three, six or 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in advertising sales may not be reflected in our short-term results of operations.

If the Company is unable to hire additional qualified personnel, its ability to grow its business may be harmed.

The Company currently relies heavily on its President and Chief Executive Officer, and its future success depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although the Company will seek to hire and retain qualified personnel with experience and abilities commensurate with its needs, there is no assurance that the Company will succeed despite its collective efforts.

If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform.

Like all online services, our platform is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in performance or availability problems, the complete shutdown of our website or the loss or unauthorized disclosure of confidential information, our users or small business clients may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. In addition, user and business owner accounts and profile pages could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. Any or all of these issues could negatively impact our ability to attract new users or could deter current users from returning or reduce the frequency with which consumers and small business clients use our solutions, cause existing or potential small business clients to cancel their contracts or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our results of operations.

We store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

We may receive, store and process personal information and other user data, including credit card information for certain users. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies such as TRUSTe). It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause our users and small business clients to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties, with whom we work, such as small business clients, vendors or developers, violate applicable laws or our policies, such violations may also put our users’ information at risk and could have an adverse effect on our business.

Our business is subject to a variety of U.S. laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States, including laws regarding data retention, privacy, distribution of user-generated content and consumer protection that are frequently evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly outside the United States. Laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is also likely that if our business grows and evolves and our solutions are used in a greater number of countries, we may become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or features, which would negatively affect our business. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability could also harm our business and operating results.

Domestic laws may be interpreted and enforced in ways that impose new obligations on us with respect to our digital media platform, which may harm our business and results of operations.

Our digital media platform and its products may be deemed digital coupon gift certificates, store gift cards, general-use prepaid cards or other vouchers, or “gift cards”, subject to, among other laws, the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (“Credit CARD Act of 2009”) and similar federal, state laws. Many of these laws include specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, the Credit CARD Act of 2009 requires that gift cards expire no earlier than five years after their issue. The Company’s digital coupons are comprised of two components: (i) the purchase value, which is the amount paid by the purchaser and which does not expire, and (ii) the promotional value, which is the remaining value for which can be redeemed during a limited period, which typically ends one year after the date of purchase. If, contrary to our belief, the Credit CARD Act of 2009 and similar state laws were held to apply to the promotional value component of digital coupons, consumers would be entitled to redeem the promotional value component for up to five years after their issue, and we could face liability for redemption periods that are less than five years. Various companies that provide deal products similar to ours are currently defendants in purported class action lawsuits that have been filed in federal and state court claiming that their deal products are subject to the Credit CARD Act of 2009 and various state laws governing gift cards and that the defendants have violated these laws as a result of expiration dates and other restrictions they have placed on their deals. Similar lawsuits have been filed in other locations in which we plan to sell our digital coupons, such as the Canadian province of Ontario, alleging similar violations of provincial legislation governing gift cards. The application of various other laws and regulations to our products, and particularly our digital coupons, is uncertain. These include laws and regulations pertaining to unclaimed and abandoned property, partial redemption, refunds, revenue-sharing restrictions on certain trade groups and professions, sales and other local taxes and the sale of alcoholic beverages. For example, although it is the responsibility of merchants to redeem or refund unexpired digital coupons that they offer through our platform, the law might be interpreted to require that we redeem or refund them. Because merchants alone, and not USAVE, are in a position to track the redemption of Digital Coupons, we may not be able to comply with such a requirement without substantial and potentially costly changes to our infrastructure and business practices. In addition, we may become, or be determined to be, subject to federal, state or laws regulating money transmitters or aimed at preventing money laundering or terrorist financing, including the Bank Secrecy Act, the USA PATRIOT Act and other similar future laws or regulations. If we become subject to claims or are required to alter our business practices as a result of current or future laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, fines, judgments or settlements could harm our business.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We may acquire other companies or technologies, which could divert our attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. We do not have experience acquiring other businesses and technologies. The pursuit of potential acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, even if we successfully acquire additional businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. If an acquired business or technology fails to meet our expectations, our business, results of operations and financial condition may suffer.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. We may not have sufficient protection or recovery plans in certain circumstances and as we rely heavily on our servers, computer and communications systems to conduct our business, disruptions could negatively impact our ability to run our business and could have an adverse effect on our business, operating results and financial condition.

Risks Related to this Offering and Ownership of Our Common Stock

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following: competition; additions or departures of key personnel; the Company’s ability to execute its business plan; operating results that fall below expectations; loss of any strategic relationship; industry developments; economic and other external factors; and period-to-period fluctuations in the Company’s financial results. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock, Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. If the market price of our common stock after this offering does not exceed the initial public offering price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert ours attention from other business concerns, which could harm our business.

The Company does not expect to pay dividends in the foreseeable future.

The Company does not intend to declare dividends for the foreseeable future, as the Company anticipates that the Company will reinvest any future earnings in the development and growth of its business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or sell their shares at all. The Company cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in the Company’s common stock.

The Company may in the future issue additional shares of its common stock which would reduce investors’ ownership interests in the Company and which may dilute its share value.

The Company’s Articles of Incorporation and amendments thereto authorize the issuance of 300,000,000 shares of common stock, par value $0.01 per share. The shares shall be divided into two classes consisting of: (i) 290,000,000 shares of Common Stock, $.01 par value per share and (ii) 4,900,000 shares of Blank Check Preferred Stock with $.01 par value per share and 5,100,000 Series A Preferred Super Voting Stock with $.01 par value per share.  The future issuance of all or part of its remaining authorized common stock may result in substantial dilution in the percentage of its common stock held by its then existing stockholders. The Company may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors, and might have an adverse effect on any trading market for the Company’s common stock.  The Company refers you to its Articles of Incorporation, any amendments thereto, Bylaws, and the applicable provisions of the Florida General Corporations Law for a more complete description of the rights and liabilities of holders of its securities.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose Common Stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell the Company’s stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading the Company’s securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker/dealers to recommend that their customers buy the Company’s common stock, which may have the effect of reducing the level of trading activity and liquidity of the Company’s common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in the Company’s common stock, reducing a shareholder’s ability to resell shares of the Company’s common stock.

The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock.

Our Articles of Incorporation authorizes the issuance of shares of preferred stock with designations, rights and preferences determined from time to time by our directors. Accordingly, our directors are empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, super voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Anti-takeover provisions in our charter documents could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws, as amended and restated in connection with this offering, may have the effect of delaying or preventing a change in control or changes in our management.

Our amended and restated certificate of incorporation and amended and restated bylaws will include provisions to authorize our board of directors to issue, without further action by the stockholders, up to shares of undesignated preferred stock; require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent; specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer; establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors; establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms; prohibit cumulative voting in the election of directors; provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Our future depends in part on the interests and influence of key stockholders.

The Company’s directors, executive officers and holders of more than 5% of our common stock, some of whom are represented on our board of directors, together with their affiliates as stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. This ownership could affect the value of your shares of common stock by, for example, these stockholders electing to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales of our common stock in the public market could cause our share price to decline.

Sales of a number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we may be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange, NASDAQ Stock Market and OTCQB markets and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers. As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

As a result of being a public company, we will be obligated to develop and maintain proper and effective internal controls over financial reporting. Our analysis of our internal controls over our financial reporting may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We may be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of this offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls. We are a developmental stage company and there may be costly and challenging processes to compiling systems and documentations necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On January 17, 2014 we received a comment letter from the Securities and Exchange Commission in connection with the filing of the Company’s Form 10 as filed with the Commission on   December 31, 2013.  We intend to respond to the comment letter following the filing of this Annual Report.

ITEM 2. PROPERTIES.

Our office is located at 7100 Biscayne Blvd. Miami, FL 33138. The Company currently rents this space for approximately $200 a month. Currently, this space is sufficient to meet the Company’s needs. However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable. .

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. MARKET INFORMATION

Our common stock currently trades on the Pink Sheets Over-the-Counter-under the symbol (“BEMG”). There is a very limited market for our common stock. There has been a very limited market for our common stock.

2012	High	Low
First Quarter	$0.60	$0.03
Second Quarter	$0.60	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.19	$0.02

2013	High	Low
First Quarter	$0.30	$0.12
Second Quarter	$0.13	$0.10
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.20	$0.08

2014 (Through April 11, 2014)	High	Low
First Quarter	$0.75	$0.20
Second Quarter	$0.75	$0.30

B. HOLDERS

As of December 31, 2013 there were approximately 123 shareholders of record of our Common Stock.  Our transfer agent is Pacific Stock Transfer Company. Their mailing address is 4045 South Spencer Street Suite 403, Las Vegas, NV 89119.

C. DIVIDENDS

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid any cash dividends on our common stock since the date of our incorporation and we do not anticipate paying any cash dividends or common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Florida law.

D. EQUITY COMPENSATION PLANS

None.

E. SALE OF UNREGISTERED SECURITIES

During the year 2013, The Company issued 43,444,865 shares of our common stock in relation to the Share Exchange between Beta Music Group, Inc. and USave Acquisitions, Inc.  On October 31, 2013 the Company issued 43,444,865 shares of its common stock to the USAVE shareholders in connection with the acquisition of USAVE.

The Company issued 500,000 shares of common stock in connection with the stock purchase agreement of EVG Media on November 4, 2013.

The Company issued 400,000 shares of common stock in connection with the issuance of a $25,000 note to a third party on November 6, 2013 that is due on May 15, 2014. The Promissory Note accrues at 10% interest.

The company issued 400,000 shares of common stock in connection with the issuance of a $1,000 note to a third party on November 6, 2013 that is due on May 15, 2014. The Promissory Note accrues at 10% interest.

The Company issued 2,457,325 shares of common stock in connection with the conversion of $98,293 of the outstanding $120,772 note to a third party on October 31, 2013 that is due on October 31, 2014.  The Promissory Note accrues at 10% interest.

The Company issued a total of 4,800,000 warrants to a third party on October 31, 2013.  These warrants have not been converted to common stock.

The Company issued 1,300,000 shares of restricted stock to Viewpon Holdings, Inc. in exchange for the purchase of inventory from Viewpon Holdings, Inc. The fair value of inventory has been assessed at $68,994.

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2013.

Business Description

Our business objectives are to operate as a wholesale automobile dealer and/or to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.

USave Acquisitions, Inc., a Florida corporation, was formed on December 4, 2012 The Company is headquartered in Miami, Florida. USave Acquisitions, Inc. is an emerging growth digital media company and developer and designer of digital and interactive videos, applications, social media products, new media and internet television and social networks for sports, health, fitness and entertainment enthusiasts. We have a multimarket revenue strategy that incorporates digital media videos, mobile applications, social media and internet television to engage consumers to purchase products and services for small businesses. Our strategy is to offer digital media videos as a cost effective method for small businesses to connect to their clients in an efficient way to by placing the interests of their consumers first.

USave Acquisitions, Inc. is building digital media platforms including mobile apps, interactive videos, online websites, mobile marketing and social media. USAVE strategy to drive revenues is by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. Our digital media videos would be serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses. Small businesses and large businesses will use our digital media platform to create interactive advertising videos so engage with current and potential consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: producing digital media advertising, contributors who submit digital streaming reviews of the small businesses products and services and consumers who watch digital reviews of the local businesses that they describe. USAVE will invest in these small business communities to build customer loyalty and increase brand awareness by delivering digital videos of interest and enhanced interactive content of small business products and services that enrich and improve their client’s lifestyle.

USAVE is a digital media technology platform that includes interactive coupon & multi-format publishing technologies and multiple new scalable revenue streams & innovative technologies designed specifically for internet couponing applications. USave will create value for its clients that are comprised of consumers and businesses via digital value offers, retailers who create offers enabled with our technology and finally consumers who redeem offers, consume advertisements and products that generate revenue for our operation. The digital media platform provides digital video commercials and interactive broadcasting as the method of video presentations, distribution, and monetization.

Individuals and retail clients have increased their demand to use mobile devices for their information, entertainment and purchasing choices from traditional media and consumption sources such as the computers and print publications. The strategy is to expand the opportunity and to reach more consumers with a wide range of digitally enhanced media tools.

Unlike traditional media advertising, which may be an expensive cost for small businesses, USAVE will produce and sell digital media videos as interactive advertising products. This interactive and social based content is produced and offered through enhanced media such as digital advertising videos, digital reviews via short term podcasts, mobile marketing application messaging and sms-text updates, which expands the relationship from small business to clients beyond the point of sale. Digital video content connected to mobile devices and mobile applications allow for real time communication with clients that would strengthen our ability to deliver timely and relevant content and messages to them.

USAVE will increase its revenue generating streams through the creation of an interactive digital media platform that combine e-commerce with mobile-commerce solutions to connect small business with their clients, to act as social conduits or virtual meeting places for clients to engage and purchase both products and services. These social conduit platforms can also be utilized and distributed across the broader base through social media menu of products.

In addition, USAVE will explore acquisitions of digital and mobile marketing companies, application developers and publishers relating to increasing our digital media video content. Such acquisitions will be considered where the purchase can help increase the Company’s revenues or enable the Company to attain digital assets that will allow us to gain competitive advantage that would be more costly to develop than to purchase in an acquisition.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2013 AS COMPARED TO DECEMBER 31, 2012.

REVENUES:

We recognized revenue of $18,000 during the year ended December 31, 2013 compared to $0 revenues in 2012.  The increase in revenue is primarily due to our acquisition of USAVE and its entry into the digital media business of our operations.

OPERATING UPDATE:

General and administrative expenses for the years ended 2013 and 2012 totaled $284,118 and $50,000 respectively.

Our Net Losses for the years ended December 31, 2013 and 2012 totaled $1,869,115 and $50,000.

The increase in net losses is primarily due to the non-operating expense of $1,468,522 related to derivative liabilities, $100,000 non-recurring transaction expenses related to the change of control and regarding initial expansion of digital media business of our operations.

LIQUIDITY AND CAPITAL RESOURCES:

ASSETS AND LIABILITIES

At December 31, 2013, we had cash totaling $1,174, accounts receivable of $18,000, inventory assets of $68,994, fixed assets of $3,000 which represented our assets. At December 31, 2012 we had no assets.

Our total assets were $91,168 at December 31, 2013. Our total assets were $0 at December 31, 2012.

Our liabilities at December 31, 2013 totaled $1,429,722 of which $41,986 is attributable to notes payable, $48,044 is accounts payable, $69,200 is salary payable and $1,270,492 is derivative liability.  At December 31, 2012 our liabilities totaled $50,000 of which $50,000 is attributable to accounts payable.

We had a working capital deficit at December 31, 2013 of $1,374,507 compared to working capital deficit at December 31, 2012 of $50,000.

The change in our working capital deficit is primarily due to the increase in derivative liability, the increase in notes payables, the acquisition of inventory and revenues regarding initial expansion of digital media business of our operations. We do not have sufficient revenues and operating profits to satisfy our ongoing liabilities. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

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

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Mr. Ennis, our chief executive officer and chief financial officer, has  reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2013 and, based on his  evaluation, has  concluded that the disclosure controls and procedures were not effective due to material weaknesses identified below.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting were not effective for the purposes for which it is intended. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of December 31, 2013:

•
Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

•
Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effective segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission adopted as of September 21, 2010 that permit the Company to provide only management’s report in this annual report.

REMEDIATION OF MATERIAL WEAKNESS

As our current financial condition allows, we are in the process of analyzing and developing our processes for the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE GOVERNANCE.

We have one director. We do not have an audit committee, compensation committee or nominating committee. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the Company’s current directors and executive officers:

Name	Age	Position with the Company	Date of Appointment
Jim Ennis	45	President, Chief Executive Officer, Director	October 31, 2013

Background and Business Experience

Jim Ennis. President, Chief Executive Officer, and Director

Mr. Jim Ennis, age 45, has over 20 years of experience in strategic planning, corporate development and operational management. Mr. Ennis previously served as Chief Operating Officer and later Chief Executive Officer of CMG Holdings Group, Inc. from 2008 to 2012. Related to the marketing and media sector, Mr. Ennis previously served as Director of Finance for Octagon Worldwide, Inc., Octagon Worldwide, Inc. is a leading sports and entertainment marketing and media firms, where his responsibilities included mergers and acquisitions, strategic planning and business development.

COMMITTEES OF THE BOARD OF DIRECTORS

None.

TERMS OF OFFICE

Each director of the Company serves for a term of two years and until his successor is elected at the Company’s Annual Shareholders’ Meeting and is qualified, subject to removal in accordance with our by-laws. Each officer serves for a term of two years and until his successor is elected at a meeting of the Board of Directors and is qualified. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

On October 31, 2013, The Board of Directors of the Company accepted the appointment of Mr. Jim Ennis as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. On October 31, 2013, Mr. Edwin Mendlinger resigned from all positions with the Company

FAMILY RELATIONSHIPS

None.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Except as set forth below, to our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Mr. Ennis has not filed a Form 3 with the Commission.   His equity ownership has been disclosed in this Annual Report.  Mr. Ennis will undertake to file this report.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summaries the compensation paid to the following persons:

a)	Our principle executive officer for year ended December 31, 2012.
b)	Our principle executive officer for nine months ended September 30, 2013 who will collectively be referred to as the named executive officers of the Company, and are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ed Mendlinger	2013	$0	$0	$0	$0	$0	$0	$0
Former CEO	2012	$9,000	$0	$0	$0	$0	$0	$9,000

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jim Ennis CEO	2013	$180,000	$0	$0	$0	$0	$0	$180,000
	2012	$0	$0	$0	$0	$0	$0	$0

[1]
Compensation is deferred based on working capital conditions of The Company. Bonuses minimum of 25% of salary and is deferred based on working capital conditions of The Company. No Bonus has been paid.

Equity Compensation Plan

The Company has not adopted a Stock Option Plan. The company may adopt a stock option plan in the future. The stock option plan would be intended to assist The Company in attracting, hiring and retaining critical and key employees, directors and consultants by allowing them to participate in The Company’s ownership and growth through the grant of incentive and non-qualified options.

Compensation of Directors

The Company may reimburse its directors for expenses incurred in connection with attending board meetings. The Company has not paid any director's fees or other cash compensation for services rendered as a director since our inception to the date of this filing. The Company has no formal plan for compensating its directors for their service in their capacity as directors.

The Company has not adopted a Stock Option Plan. The company may adopt a stock option plan in the future. The stock option plan would be intended to assist The Company in attracting, hiring and retaining critical and key employees, directors and consultants by allowing them to participate in The Company’s ownership and growth through the grant of incentive and non-qualified options. However, directors of the Company may be eligible to participate in stock option plan if The Company chooses to adopt a stock plan. The directors may receive stock options to purchase common shares under the Company’s stock option plan and may receive additional stock options at the discretion of the Company’s board of directors.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

The Company currently does not have a compensation committee that reports to the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Independence

For purposes of determining director independence, The Company has applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.

The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Ennis is not an independent director because he is also an executive officer of the Company.

Employment Agreements

On January 5, 2013, USave Acquisitions, Inc. executed and entered into an employment agreement with its CEO, Mr. Jim Ennis (the “Employment Agreement”). The Employment Agreement has a term of three years from the effective date, January 5, 2013. Under the Employment Agreement, Mr. Ennis agreed to serve as the President, CEO, and Director of the Company. Mr. Ennis shall have such authority, and the Company’s board of directors may reasonably assign responsibility to him. Pursuant to the Employment Agreement, Mr. Ennis will have a base salary of $180,000 per annum per year. Mr. Ennis has agreed to defer salary based on the working capital conditions of the company. Mr. Ennis shall be entitled to participate in any and all deferred compensation, 401(k) or other retirement plans, medical insurance, dental insurance, group health, disability insurance, pension and other benefit plans that are made generally available by The Company to any of its executives who have similar responsibilities and perform similar functions as Mr. Ennis if the Company adopts any such plans. The foregoing summary of the Employment Agreement is not complete and is qualified in its entirety by reference to the complete text.

STOCK OPTIONS GRANTED/EXERCISED IN LAST YEAR

The Company has never issued any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2013 with respect to the beneficial ownership of the Company’s Common Stock by:

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of December 31, 2013 by: (i) each of its directors; (ii) each of its named executive officers; and (iii) each person or group known by the Company that beneficially own more than 5% of its outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Jim Ennis	Common	29,389,895	45.2%
7100 Biscayne Blvd. Miami FL 33138

All Officers, Directors and 5% Owners as a Group		29,389,895	45.2%

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 65,057,505 issued and outstanding shares of common stock as of December 31, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed for professional services rendered were $10,000 and $10,500 for 2013 and 2012 respectively.

AUDIT RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fee.” There were $20,000 and $0 such fees billed for the fiscal year ended December 31, 2013 and 2012 respectively

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2013 and 2012.

Mr. Ennis is our sole officer and director.  In discharging his oversight responsibility as to the audit process, Mr. Ennis obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.”

Mr. Ennis discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. He also discussed with the independent auditors the quality and adequacy of its internal controls. He reviewed with the independent auditors their management letter on internal controls.

Mr. Ennis discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.  Mr. Ennis reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2013 and 2012 with the independent auditors. As the Company’s sole officer and director, he has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors Mr. Ennis approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2013 and 2012

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012 AND CUMULATIVE SINCE JULY 5, 2006 (INCEPTION)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012 AND CUMULATIVE SINCE JULY 5, 2006 (INCEPTION) THROUGH DECEMBER 31, 2012

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

BETA MUSIC GROUP, INC.

By:	/s/ Jim Ennis	Date: April 14, 2014
Jim Ennis
CEO/CFO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Ennis	Date: April 14, 2014
Jim Ennis
CEO/CFO and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Beta Music Group, Inc .
New York, New York

We have audited the accompanying consolidated balance sheets of Beta Music Group, Inc. and its subsidiaries  (collectively the Company”) as of December 31, 2013 and 2012 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2013, and for the period from December 4, 2012 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beta Music Group, Inc. and its subsidiaries as of December 31, 2013 and 2012 and the results of their consolidated operations and their cash flows for the year ended December 31, 2013, and for the period from December 4, 2012 (inception) to December 31, 2012,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and suffered losses from operation, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

April 14, 2014

BETA MUSIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

Assets
Current Assets:
Cash	$1,174	$-
Accounts Receivable	18,000	-
Inventory	36,041	-
Total Current Assets	55,215	-

Other Assets:
Inventory - noncurrent	32,953
Fixed Assets	3,000	-

Total Assets	$91,168	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$48,044	$50,000
Salary payable	69,200	-
Notes payable, net of discount of $9,771	16,229	-
Convertible notes payable, net of discount of $129,489	25,757	-
Derivative liability	1,270,492	-
Total Liabilities	1,429,722	50,000

Stockholders’ (Deficit)
Series A Super Voting Preferred Stock, $.01 par value 5,100,000 authorized and 5,100,000 issued and outstanding as of December 31, 2013 and 0 issued as of December 31, 2012	51,000	0
Blank Check Preferred Stock, $.01 par value 4,900,000 authorized and 0 issued and outstanding as of December 31, 2013 and 2012	-	-
Common stock, $.01 par value 290,000,000 authorized and 65,057,505 and 36,000 issued and outstanding as of December 31, 2013 and 2012, respectively	650,575	360

Additional paid in capital	(121,014)	(360)
Accumulated deficit	(1,919,115)	(50,000)
Total Stockholders’ Deficit	(1,338,554)	(50,000)

Total Liabilities and Stockholders’ Deficit	$91,168	$-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

BETA MUSIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	December 4, 2012 (Date of inception) to
	December 31,	December 31,
	2013	2012

Revenue	$18,000	$-
General administrative expenses	284,118	50,000

Net loss from operations	(266,118)	(50,000)

Other expenses:
Interest expense, net	134,475	-
Loss on derivative liability	1,468,522	-

Net Loss	$(1,869,115)	$(50,000)

Basic and Diluted Loss per Common Share	$(0.09)	$(3.13)
Basic and Diluted Weighted Average
Common Shares Outstanding	21,642,474	16,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

BETA MUSIC GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Series A Super Voting Preferred Stock Shares	Series A Super Voting Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance December 4, 2012, date of inception	—	—	—	—	—	—	—

Shares issued to Acquire Usavect, Inc.	—	—	18,000	180	(180)	—	—
Shares issued to Acquire Usavenj, Inc.	—	—	18,000	180	(180)	—	—
Net Loss	—	—	—	—	--	(50,000)	(50,000)
Balance, December 31, 2012	—	—	36,000	360	(360)	(50,000)	(50,000)

Cancellation of shares	—	—	(36,000)	(360)	360	—	—
Shares issued to Founders – USave Acquisitions, Inc.	—	—	43,444,865	434,449	(434,449)	—	—
Shares issued to Founders – Evg Media, Inc.	—	—	14,211,676	142,117	(142,117)	—	—
Reverse merger adjustment	—	—	2,843,639	28,436	(182,024)	—	(153,588)
Stock issued in conjunction with debt	—	—	800,000	8,000	11,543	—	19,543
Stock issued to acquire inventory	—	—	1,300,000	13,000	55,994	—	68,994
Stock issued for debt conversion	—	—	2,457,325	24,573	73,720	—	98,293
Preferred stock issued for accrued salary	5,100,000	51,000	—	—	54,000	—	105,000
Reclassification of derivative Liabilities to additional paid in capital	—	—	—	—	442,319	—	442,319
Net Loss	—	—	—	—	—	(1,869,115)	(1,869,115)
Balance, December 31, 2013	5,100,000	51,000	65,057,505	650,575	(121,014)	(1,919,115)	(1,338,554)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

BETA MUSIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2013	December 4, 2012 (Date of Inception) to December 31, 2012
Operating Activities:
Net loss	$(1,869,115)	$(50,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	133,822	—
Note issued in consideration of assignment of debts	1,000	—
Acquisition expense	100,000	—
Loss on derivative liabilities	1,468,522	—
Accounts receivable	(18,000)	—
Accounts payable	(8,631)	50,000
Salary payable	177,528	—
Net Cash Used by Operating Activities	(14,874)	—
Investing Activities
Cash proceeds from reverse merger	298	—
Net Cash Provided by Investing Activities	298	—
Financing Activities:
Proceeds from convertible notes payable	15,750	—
Net Cash Provided by Financing Activities	15,750	—
Net Increase (Decrease) in Cash	1,174	—
Cash at Beginning of Period	—	—
Cash at End of Period	$1,174	$—

Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash Transactions
Reverse merger adjustment	$153,886	$—
Fixed assets purchased on account	$3,000	$—
Stock issued to purchase inventory	$68,994	$—
Debt Discount recorded for derivative liabilities	$244,289	$—
Stock issued in conjunction with debt	$19,543	$—
Stock issued for debt conversion	$98,293	$—
Preferred stock issued for accrued salary	$105,000	$—
Reclassification of derivative Liabilities to additional paid in capital	$442,319	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

BETA MUSIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

Beta Music Group, Inc.

Beta Music Group Inc. (“BETA”, the “Company” or “we”) is a Florida corporation incorporated in the state of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 15, 2007 The Company changed its name to The Next Pop Star Inc. and original business plan was to produce live entertainment competitions to be taped and/or filmed for distribution by television and/or internet means. The Company was not successful in this endeavor and refocused its operations. In conjunction with this change in The Company’s business focus, on October 23, 2008, The Company changed its name to Beta Music Group, Inc.

In March 2012, The Company determined to establish ourselves as a wholesale auto dealer in the state of Indiana. The Company was licensed in the state of Indiana as a wholesale auto dealer. Our license is valid in all states in the union. In furtherance thereof, the Company formed a wholly owned subsidiary, Beta Auto Group, Inc. and have obtained a dealer license, obtained a bond and have secured garage man insurance. During the year ended December 31, 2012, we also acquired and sold auto inventory.

On October 31, 2013, the Company and its controlling stockholders (the “Controlling Stockholders”) entered into a Share Exchange Agreement (the “Share Exchange”) with USave Acquisitions, Inc., a Florida corporation (“USAVE”) and the shareholders of USAVE (the “USAVE Shareholders”), whereby the Company acquired 43,444,865 shares of common stock (100%) of USAVE (the “USAVE”) from the USAVE Shareholders. In exchange for the USAVE Stock, the Company issued 43,444,865 shares of its common stock to the USAVE Shareholders. The 43,444,865 shares, issued at par value $.01, represented approximately 70% of the Company’s total issued and outstanding shares. The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 31, 2013.

As a result of the transactions effected by the Share Exchange, (i) the former business of USAVE is now our primary business and (ii) there is a change of control whereby the former shareholders of USAVE, will now own a controlling 70% ownership interest in the Company on a fully diluted basis.

As a further condition of the Share Exchange Agreement, the current officer and director of the Company, Mr. Jim Ennis was appointed to serve as Chief Executive Officer and President of the Company, and also as a Chairman of The Board of Directors on the Board of Directors.

On November 4, 2013, the Company and entered into a Stock Purchase Agreement with EVG Media, Inc., a Florida corporation (“EVG”) and the shareholders of EVG, whereby the Company acquired 1,000,000 shares of common stock (100%) of EVG from the EVG Shareholders. In exchange for the EVG Stock, the Company issued 500,000 restricted shares of its common stock to the EVG Media, Inc. The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 4, 2013. On the closing date, EVG is also one of the majority shareholders which own 13,711,676 of the Company outstanding common shares, which were acquired on October 23, 2013 in a private purchase from a prior majority shareholder of the Company.

USave Acquisitions, Inc.

Usave Acquisitions, Inc. (“USAVE”) was incorporated on December 4, 2012, in the state of Florida. . USAVE was formed to serve as digital media holding company to seek and acquire potential acquisitions targets in the digital media, mobile marketing and social media sectors. On December 19, 2012, the Usave Acquisitions, Inc. a Florida Corporation purchased 90% equity interest in USavect, Inc., a Connecticut corporation and 90% equity interest of USavenj, Inc. a New Jersey corporation. USavect, Inc. and USavenj, Inc. are subsidiary operations of USave Acquisitions, Inc. and serve as subsidiary operations regarding implementing The Company’s digital media platform.

USave Acquisitions, Inc. is an emerging growth digital media company and developer and designer of digital and interactive videos, applications, social media products, new media and internet television and social networks for sports, health, fitness and entertainment enthusiasts. We have a multimarket revenue strategy that incorporates digital media videos, mobile applications, social media and internet television to engage consumers to purchase products and services for small businesses. Our strategy is to offer digital media videos as a cost effective method for small businesses to connect to their clients in an efficient way to by placing the interests of their consumers first.

USave Acquisitions, Inc. is building digital media platforms including mobile apps, interactive videos, online websites, mobile marketing and social media. USAVE’s strategy is to drive revenues by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. Our digital media videos would be serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses. Small businesses and large businesses will use our digital media platform to create interactive advertising videos so engage with current and potential consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: producing digital media advertising, contributors who submit digital streaming reviews of the small businesses products and services and consumers who watch digital reviews of the local businesses that they describe. USAVE will invest in these small business communities to build customer loyalty and increase brand awareness by delivering digital videos of interest and enhanced interactive content of small business products and services that enrich and improve their client’s lifestyle.

USAVE is a digital media technology platform that includes interactive coupon & multi-format publishing technologies and multiple new scalable revenue streams & innovative technologies designed specifically for internet couponing applications. USave will create value for its clients that are comprised of consumers and businesses via digital value offers, retailers who create offers enabled with our technology and finally consumers who redeem offers, consume advertisements and products that generate revenue for our operation. The digital media platform provides digital video commercials and interactive broadcasting as the method of video presentations, distribution, and monetization.

NOTE 2: GOING CONCERN CONSIDERATION

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has negative working capital and incurred cumulative net losses since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

CONCOLIDATION PRINCIPLES

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries EVG Media, Inc., USave Acquisitions, Inc., USaveCT, Inc. and USaveNJ, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for all periods presented and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation

DEVELOPMENT STAGE

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage. During the year ended December 31, 2013, the Company no longer met the criteria as development stage.

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

CASH AND CASH EQUIVABLENTS

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

ACCOUNTS RECEIVABLE

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. There have been no write-offs during the various periods being reported on.

INVENTORY

Inventories are valued at the lower of cost or market. Inventory consists of digital coupons.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its definite lived intangible assets at least annually. Other long-lived assets, including intangibles, are reviewed whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

BENEFICIAL CONVERSION FEATURES

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1    –                      Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2     -                      Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3     –                      Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2013 and 2012:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
December 31, 2013
Derivative liability			$1,270,492	$1,270,492

December 31, 2012
Derivative liability	-	-	$0	$0

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2013 and 2012, there was no uninsured cash. Other financial instruments include notes payable and amounts due to related parties for wages and advances. Due to the short-term maturity of these obligations and the stated interest rates on notes payable, the carrying value of these instruments represent their fair value.

REVENUE RECOGNITION

Revenues are recognized when all of the following have been met:
•	Persuasive evidence of an arrangement exits.
•	Delivery or services has been performed.
•	The customer fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties.
•	Collectability is probable.

INCOME TAXES

The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109).  ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences.  Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not included in the measurement.  The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.  The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

INCOME (LOSS) PER SHARE

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2013 and December 31, 2012 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

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

NOTE 4: SALARY PAYABLE DUE

On January 5, 2013, USAVE entered into an executive agreement its Chief Executive Officer, Jim Ennis. The agreement is for an initial term of 5 years, and provides for monthly compensation in the amount of $15,000. The executive shall receive bonus each year and shall be paid based on the performance of the Company each year ending December 31. The Bonus will be a minimum of 25% but not exceed 75% of Annual Salary. As of December 31, 2013 and December 31, 2012, the Chief Executive Officer is due a total of $69,200, and $0, respectively, which is comprised of accrued salary expense that is unpaid and deferred based on the working capital conditions of the Company.

NOTE 5:  REVERSE MERGER

On October 31, 2013, USAVE and its shareholders entered into Share Exchange Agreement with Beta Music Group, Inc. and its controlling stockholders whereby the Company acquired 43,444,865 shares of common stock (100%) of USAVE from the USAVE Shareholders. In exchange for the USAVE Stock, the Company issued 43,444,865 shares of its common stock to the USAVE Shareholders. The 43,444,865 shares, issued at par value $.01, represent approximately 70% of the Company’s total issued and outstanding shares.

On October 23, 2013, EVG entered into a Stock purchase agreement with one of the Company majority shareholders whereby EVG acquired 13,711,676 common shares of the Company for $100,000. On November 4, 2013, the Company entered into a Stock Purchase Agreement with EVG Media, Inc., a Florida corporation (“EVG”) and the shareholders of EVG, whereby the Company acquired 1,000,000 shares of common stock (100%) of EVG from the EVG Shareholders. EVG had no assets and no operations as of the agreement date. EVG and USave Acquisition Inc. share the same shareholder base. In exchange for the EVG Stock, the Company issued 500,000 restricted shares of its common stock to the EVG Media, Inc. The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 4, 2013.

As a result of the transactions effected by the Share Exchange, (i) the former business of USAVE and EVG is now our primary business and (ii) there is a change of control whereby the former shareholders of USAVE and EVG, will now own a controlling 90% ownership interest in the Company on a fully diluted basis.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Beta Music Group Inc., with USAVE and EVG are considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 43,444,865 and 500,000 shares issued to the shareholders of USAVE and EVG in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented and net assets of ($153,588) was recorded as reverse merger adjustment.

NOTE 6: STOCKHOLDERS EQUITY

During the year ended December 31, 2012, 36,000 shares were issued to acquire USaveCT, Inc. and USaveNJ, Inc. and the shares were valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $0. These shares were cancelled during the year ended December 31, 2013.

On December 4, 2013, Company increased the number of shares of stock to have authority to issue from 100,000,000 shares to 300,000,000 shares. The shares shall be divided into two classes consisting of: (i) 290,000,000 shares of Common Stock with par value of $0.01 and 4,900,000 shares of Blank Check Preferred Stock with par value of $0.01 and 5,100,000 Series A Preferred Super Voting Stock with par value of $0.01.

On December 4, 2013, Company issued 5,100,000 shares of Series A Super Preferred Voting Stock to Jim Ennis, Chief Executive Officer in exchange for the elimination of $105,000 salary payables owed to executive. The Holders of shares of Series A Preferred Super Voting Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on all matters submitted to the shareholders that each shareholder of the Corporation Common Stock (rounded to the nearest whole number) is entitled to vote at each meeting of shareholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the shareholders of the Corporation for their action or consideration. The Holders of Series A Super Voting Preferred Stock shall together with holders of Common Stock as single class in respect for each share of Common Stock held of record on the books of the Corporation may designate for election of directors and on all matters submitted to a vote of stockholders of the Corporation. The Series A Preferred Super Voting Stock may not be convertible to Common Stock. The fair value of the preferred stock is determined to be worth 51% of the Company value and was valued at the market price on the respective date of issuance. As a result, the preferred stock is valued at $61,577, which is lower than the amount of salary payable eliminated. The difference is recorded in additional paid in capital, due to related-party transaction.

During the year ended December 31, 2013, in consideration of the note holders providing the Company a loan in the principal $1,000 and $25,000 (see Note 7), the Company issued an aggregate of 800,000 common shares. The relative fair value of the share was $19,543 was recorded as debt discount and included in the notes payable on the consolidated balance sheets. The $19,543 will be amortized to interest expense over the term of the related notes.

On December 20, 2013, the Company issued 1,300,000 common shares to Viewpon Holdings, Inc. in exchange for the purchase of inventory from Viewpon Holdings, Inc. The fair value of inventory has been assessed at $68,994.

During the year ended December 31, 2013, convertible debt of $98,293 was converted into 2,457,325 common shares. See Note 8.

NOTE 7: NOTES PAYABLE

On October 31, 2013, principal amount of $109,500 and accrued interest of $11,272, a total of $120,772, was assigned by the original debt holder to another unrelated party. The original notes bear an interest of 6%, payable on demand. Upon assignment, the Company issued to the new debt holder a convertible note. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. See Note 8.

Alone with the above assignment, the Company issued a promissory note of $1,000 to the original debt holder for no further consideration. This note is accounted for as interest expense. 400,000 shares of the Company common stock were issued in conjunction with the promissory note, which resulted in a debt discount of $986. As of December 31, 2013, the unamortized discount is $493. See note 6.

On October 31, 2013, principal amount of $30,000 and accrued interest of $2,767, a total of $32,767, was assigned by the original debt holder to another unrelated party. The original notes bear an interest of 6%, payable on demand. Upon assignment, the Company issued to the new debt holder a convertible note. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company.  See Note 8.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is substantial and the transaction should be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company also determined that the fair value of the new debt is the same as the fair value of the old debt. Thus no gain or loss was recognized upon the extinguishment.

On October 23, 2013, EVG issued a promissory note of $25,000 and a convertible note of $75,000 to finance a private purchase of 13,711,676 shares of the Company common stock. The $25,000 promissory note accrues at 10% interest, is payable on May 15, 2014. 400,000 shares of the Company common stock were issued in conjunction with the promissory note (see Note 6), which resulted in a debt discount of $18,557. As of December 31, 2013, the unamortized discount is $9,278. See Note 8 for discussion of the $75,000 convertible note.

The following table summarizes the notes payable outstanding as of December 31, 2013:

	Principal	Less: Unamortized Discount	Net Carrying Value
“$1,000 promissory note”	$1,000	$(493)	$507
“$25,000 promissory note”	25,000	(9,278)	15,722
Balance at December 31, 2013	$26,000	$(9,771)	$16,229

NOTE 8: CONVERTIBLE NOTES
	Principal	Less: Unamortized Discount	Net Carrying Value
On October 31, 2013, principal amount of $109,500 and accrued interest of $11,272, a total of $120,772, was assigned by the original debt holder to another unrelated party. See Note 7. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. During the year ended December 31, 2013, the Company issued a total of 2,457,325 shares of common stock in connection with the conversion of $98,293 of the outstanding $120,772 principal amount. After the conversion, the remaining debt balance is $22,479. The Company accounted for the variable conversion feature as a discount of $120,772 to the convertible note. As of December 31, 2013, the unamortized discount is $18,850.
	$22,479	$(18,850)	$3,629

On October 31, 2013, principal amount of $30,000 and accrued interest of $2,767, a total of $32,767, was assigned by the original debt holder to another unrelated party. See Note 7. Upon assignment, the Company issued to the new debt holder a convertible note. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. There is no conversion as of December 31, 2013.The Company accounted for the variable conversion feature as a discount of $32,767 to the convertible note. As of December 31, 2013, the unamortized discount is $27,306.
	32,767	(27,306)	5,461

On October 23, 2013, EVG Media issued a promissory note of $25,000 and a convertible note of $75,000 to finance a private purchase of 13,711,676 shares of the Company common stock. See Note 7 for discussion of the $25,000 promissory note. The $75,000 convertible note accrues at 12% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. There is no conversion as of December 31, 2013.The Company accounted for the variable conversion feature as a discount of $75,000 to the convertible note. As of December 31, 2013, the unamortized discount is $62,500.
	75,000	(62,500)	12,500

On November 5, 2013, the Company issued a convertible note for principal amount of $25,000. The Company received $15,750 in cash, and the remaining $9,250 is accounted for as debt discount. The note accrues at 12% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. There is no conversion as of December 31, 2013.The Company accounted for the variable conversion feature as a discount of $15,750 to the convertible note. As of December 31, 2013, the unamortized discount is $20,833.
	25,000	(20,833)	4,167

Balance at December 31, 2013	$155,246	$(129,489)	$25,757

A total of 4,800,000 warrants were issue along with the convertible debt as mentioned above. The warrant has an exercise price equal to 50% of the average of the lowest three trading prices among the 10-day trading period immediately prior to conversion date and will expire on October 31, 2018. See valuation in note 9. The following table summarizes information about outstanding warrants at December 31, 2013:

	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Intrinsic Value
Warrants outstanding as of December 31, 2012	-	-	-	$-

Warrants granted	4,800,000	0.04	5.00	192,000

Warrants Forfeited

Warrants outstanding as of December 31, 2013	4,800,000	$0.10	4.84	$480,000

The Company analyzed the conversion option of all the convertible debts. As discussed in Note 9, the Company considered derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

NOTE 9: DERIVATIVE LIABILITIES

Convertible Notes

On October 31, 2013, convertible notes of $120,772 and $32,767 were issued. On October 23, 2013, a convertible note of $75,000 was issued. On November 5, 2013, a convertible note of $25,000 was issued. As discussed in Note 8, the Company analyzed the conversion option of all the notes and Company considered derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the instruments was determined by using Black-Scholes option-pricing model, assuming maximum value.

The fair value of the conversion feature related to the “$120,722 convertible note” on issuance date was $241,544, including a debt discount of $120,772 and a loss on derivative liabilities of $120,772. On November 12, 2013, upon conversion of 98,293 of the $120,772 outstanding note, the derivative liability was revalued to be $543,474, out of which $442,319 was re-classified to additional paid in capital and $301,930 was recognized as loss on derivative liabilities. On December 31, 2013, the derivative liability was revalued to be $44,958, and a gain of $56,197 was recognized in earnings.

The fair value of the conversion feature related to the “$32,767 convertible note” on issuance date was $65,534, including a debt discount of $32,767, and a loss on derivative liabilities of $32,767. On December 31, 2013, the fair value didn’t change, resulting in no gain or loss.

The fair value of the conversion feature related to the “75,000 convertible note” on issuance date was $187,500, including a debt discount of $75,000 and a loss on derivative liabilities of $112,500. On December 31, 2013, the derivative liability was revalued to be $150,000, and a gain of $37,500 was recognized in earnings.

The fair value of the conversion feature related to the “25,000 convertible note” on issuance date was $112,500, including a debt discount of $15,750 and a loss on derivative liabilities of $96,750. On December 31, 2013, the derivative liability was revalued to be $50,000, and a gain of $62,500 was recognized in earnings.

Warrants

On October 31, 2013, warrants to purchase 4,800,000 shares of the Company common stock were issued along with the convertible notes. As a result of the issuance of convertible debt, the conversion option of all other convertible instruments became tainted. Under ASC 815-15“Derivatives and Hedging”, all other tainted share settleable instruments must be reclassified from equity to liability. The conversion feature was measured at fair value at the date it became tainted and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the instruments was determined by using Black-Scholes option-pricing model, assuming maximum value.

The fair value of the warrants on issuance date was $384,000, resulting in a loss on derivative liability of $384,000. On December 31, 2013, the derivative liability was revalued to be $960,000, resulting in a loss of $576,000 to be recognized in earnings.

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2012	$-
Record derivative liability as debt discount	244,289
Change in fair value of derivative liability	1,468,522
Derivative liability re-class to equity	(442,319)
Balance at December 31, 2013	$1,270,492

NOTE 10: INCOME TAXES

At December 31, 2013 and 2012 deferred tax assets consist of the following:

	December 31,	December 31,
	2013	2012
Federal loss carryforwards	$110,806	$17,500
Less: valuation allowance	(110,806)	(17,500)
	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

As of December 31, 2013, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of approximately $317,000 begin to expire in 2032 for both federal and state purposes.

NOTE 11: COMMITMENTS AND CONTINGENCIES

On January 5, 2013, USave Acquisitions, Inc. executed and entered into an employment agreement with its CEO, Mr. Jim Ennis (the “Employment Agreement”). The Employment Agreement has a term of three years from the effective date, January 5, 2013. Under the Employment Agreement, Mr. Ennis agreed to serve as the President, CEO, and Director of the Company. Mr. Ennis shall have such authority, and the Company’s board of directors may reasonably assign responsibility to him. Pursuant to the Employment Agreement, Mr. Ennis will have a base salary of $180,000 per annum per year. Mr. Ennis has agreed to defer salary based on the working capital conditions of the company. Mr. Ennis shall be entitled to participate in any and all deferred compensation, 401(k) or other retirement plans, medical insurance, dental insurance, group health, disability insurance, pension and other benefit plans that are made generally available by The Company to any of its executives who have similar responsibilities and perform similar functions as Mr. Ennis if the Company adopts any such plans.

NOTE 12: SUBSEQUENT EVENTS

On March 15, 2014, The Company issued 300,000 shares of common stock for consulting services.