Form 10-K/A
period 2013-12-31
Beta Music Group, Inc.
filed 2014-04-22
CIK 1452164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K  A-1

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
[ ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the Pink Sheets OTCQB on April 11, 2014 as approximately $19,607,252.

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 65,375,506 shares of common stock, $.01 par value as of April 11, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Beta Music Group, Inc. (“Beta”, “Beta Music” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report about the Company’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements.  Any statements contained in this Form 10-K A-1 that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXPLANATORY NOTE

Beta Music Group, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10–K for the fiscal year ended December  31, 2013 filed with the U.S. Securities and Exchange Commission on April 14, 2014.  This Amendment No. 1 is being filed to include the XBRL data files of Financial Statements and Notes thereto.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed.

This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report for the period ended December 31, 2013.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA MUSIC GROUP, INC.

By:	/s/ Jim Ennis	Date: April 22, 2014
Jim Ennis
CEO/CFO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Ennis	Date: April 22, 2014
Jim Ennis
CEO/CFO and Director