Form 10-Q
period 2014-03-31
Beta Music Group, Inc.
filed 2014-05-20
CIK 1452164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission file number: 333-113296

Beta Music Group, Inc.
(Name of registrant as specified in its charter)

Florida	26-0582871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 Biscayne Blvd. Miami, FL	33138
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 66,307,505 shares of Common Stock, $.01 par value as of May 20, 2014.

FORWARD-LOOKING STATEMENTS

This Form 10-Q quarterly report contains “forward-looking statements” within the meaning of applicable securities laws relating to Beta Music Group, Inc. (“Beta”, “Beta Music” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report about the Company’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors as set forth in this Form 10-Q and Form 10-K.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

We are under no duty to update such forward-looking statements.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013

Assets
Current Assets:
Cash	$20,225	$1,174
Accounts Receivable	--	18,000
Inventory	44,279	36,041
Total Current Assets	64,504	55,215

Other Assets:
Inventory - noncurrent	24,715	32,953
Fixed Assets	3,000	3,000

Total Assets	$92,219	$91,168

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$44,116	$48,044
Salary payable	89,200	69,200
Deferred Revenue	37,500	--
Notes payable, net of discount of $4,441 and $9,771, respectively	21,559	16,229
Convertible notes payable, net of discount of $90,642 and $129,489, respectively	64,604	25,757
Derivative liability	4,764,346	1,270,492
Total Liabilities	5,021,325	1,429,722

Stockholders’ (Deficit)
Series A Super Voting Preferred Stock, $.01 par value, 5,100,000 authorized and 5,100,000 issued and outstanding as of March 31, 2014 and December 31, 2013	51,000	51,000
Blank Check Preferred Stock, $.01 par value, 4,900,000 authorized and 0 issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock, $.01 par value, 290,000,000 authorized and 65,357,505 and 65,057,505 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	653,575	650,575

Additional paid in capital	(64,014)	(121,014)
Accumulated deficit	(5,569,667)	(1,919,115)
Total Stockholders’ Deficit	(4,929,106)	(1,338,554)

Total Liabilities and Stockholders’ Deficit	$92,219	$91,168

The accompanying notes are an integral part of these unaudited consolidated financial statements

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,	March 31,
	2014	2013

Revenue	$2,500	$-
General administrative expenses	115,021	96,800

Net loss from operations	(112,521)	(96,800)

Other expenses:
Interest expense	44,177	-
Loss on derivative liability	3,493,854	-

Net Loss	$(3,650,552)	$(96,800)

Basic and Diluted Loss per Common Share	$(0.06)	$(2.69)
Basic and Diluted Weighted Average
Common Shares Outstanding	65,110,838	36,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31, 2014	March 31, 2013
Operating Activities:
Net loss	$(3,650,552)	$(96,800)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	44,177	—
Stock base compensation	60,000	—
Loss on derivative liabilities	3,493,854	—
Accounts receivable	18,000	—
Accounts payable	(3,928)	51,800
Salary payable	20,000	45,000
Deferred revenue	37,500	—
Net Cash Used by Operating Activities	19,051	—
Net Increase (Decrease) in Cash	19,051	—
Cash at Beginning of Period	1,174	—
Cash at End of Period	$20,225	$—

Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

BETA MUSIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The financial statements as of December 31, 2013 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2013.

Non-Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”). ASC 505 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1    –  Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2    –  Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3     –  Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2014, and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
March 31, 2014
Derivative liability	-	-	$4,764,346	$4,764,346
December 31, 2013
Derivative liability	-	-	$1,270,492	$1,270,492

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

NOTE 3: SALARY PAYABLE DUE

On January 5, 2013, USAVE entered into an executive agreement its Chief Executive Officer, Jim Ennis. The agreement is for an initial term of 5 years, and provides for monthly compensation in the amount of $15,000. The executive shall receive bonus each year and shall be paid based on the performance of the Company each year ending December 31. The Bonus will be a minimum of 25% but not exceed 75% of Annual Salary. As of March 31, 2014 and December 31, 2013, the Chief Executive Officer is due a total of $89,200, and $69,200, respectively, which is comprised of accrued salary expense that is unpaid and deferred based on the working capital conditions of the Company.

NOTE 3: STOCKHOLDERS EQUITY

On March 15, 2014, The Company issued 300,000 shares of common stock for consulting services for full value of $60,000. The shares were valued at the market price on the respective date of issuance.

NOTE 4: NOTES PAYABLE

At December 31, 2013 the Company had notes payable from  third parties with a balance of $16,229 net of discount of $9,771. During the three months ended March 31, 2014, $5,330 was recorded as amortization expense. The notes payable had a balance of $21,559 net of discount of $4,441 at March 31, 2014.

NOTE 5: CONVERTIBLE NOTES

	Principal	Less: Unamortized Discount	Net Carrying Value
On October 31, 2013, principal amount of $109,500 and accrued interest of $11,272, a total of $120,772, was assigned by the original debt holder to another unrelated party. See Note 6. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. During the year ended December 31, 2013, the Company issued a total of 2,457,325 shares of common stock in connection with the conversion of $98,293 of the outstanding $120,772 principal amount. After the conversion, the remaining debt balance is $22,479. The Company accounted for the variable conversion feature as a discount of $120,772 to the convertible note. As of March 31, 2014, the unamortized discount is $13,195.
	$22,479	$(13,195)	$9,284

On October 31, 2013, principal amount of $30,000 and accrued interest of $2,767, a total of $32,767, was assigned by the original debt holder to another unrelated party. See Note 6. Upon assignment, the Company issued to the new debt holder a convertible note. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. There is no conversion as of March 31, 2014. The Company accounted for the variable conversion feature as a discount of $32,767 to the convertible note. As of March 31, 2014, the unamortized discount is $19,114.
	32,767	(19,114)	13,653

On October 23, 2013, EVG Media issued a promissory note of $25,000 and a convertible note of $75,000 to finance a private purchase of 13,711,676 shares of the Company common stock. See Note 6 for discussion of the $25,000 promissory note. The $75,000 convertible note accrues at 12% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. There is no conversion as of March 31, 2014.The Company accounted for the variable conversion feature as a discount of $75,000 to the convertible note. As of March 31, 2014, the unamortized discount is $43,750.
	75,000	(43,750)	31,250

On November 5, 2013, the Company issued a convertible note for principal amount of $25,000. See Note 6. The Company received $15,750 in cash, and the remaining $9,250 is accounted for as debt discount. The note accrues at 12% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. There is no conversion as of March 31, 2014. The Company accounted for the variable conversion feature as a discount of $15,750 to the convertible note. As of March 31, 2014, the unamortized discount is $14,583.
	25,000	(14,583)	10,417

Balance at March 31, 2014	$155,246	$(90,462)	$64,604

A total of 4,800,000 warrants were issue along with the convertible debt as mentioned above. The warrant has an exercise price equal to 50% of the average of the lowest three trading prices among the 10-day trading period immediately prior to conversion date and will expire on October 31, 2018. The following table summarizes information about outstanding warrants at March 31, 2014:

	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Intrinsic Value
Warrants outstanding as of December 31, 2013	4,800,000	$0.10	4.84	$480,000
Warrants Forfeited
Warrants outstanding as of March 31, 2014	4,800,000	$0.10	4.59	$3,120,000

The Company analyzed the conversion option of all the convertible debts. As discussed in Note 6, the Company considered derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

NOTE 6: DERIVATIVE LIABILITIES

Convertible Notes

On October 31, 2013, convertible notes of $120,772 and $32,767 were issued. On October 23, 2013, a convertible note of $75,000 was issued. On November 5, 2013, a convertible note of $25,000 was issued. As discussed in Note 5, the Company analyzed the conversion option of all the notes and Company considered derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the instruments was determined by using Black-Scholes option-pricing model, assuming maximum value.

The fair value of the conversion feature related to the “$120,722 convertible note” on issuance date was $241,544, including a debt discount of $120,772 and a loss on derivative liabilities of $120,772. On November 12, 2013, upon conversion of 98,293 of the $120,772 outstanding note, the derivative liability was revalued to be $543,474, out of which $442,319 was re-classified to additional paid in capital and $301,930 was recognized as loss on derivative liabilities. On December 31, 2013, the derivative liability was revalued to be $44,958, and a gain of $56,197 was recognized in earnings. On March 31, 2014, the derivative liability was revalued to be $168,593, and a loss of $123,635 was recognized in earnings.

The fair value of the conversion feature related to the “$32,767 convertible note” on issuance date was $65,534, including a debt discount of $32,767, and a loss on derivative liabilities of $32,767. On December 31, 2013, the fair value didn’t change, resulting in no gain or loss. On March 31, 2014, the derivative liability was revalued to be $245,753, and a loss of $180,219 was recognized in earnings.

The fair value of the conversion feature related to the “75,000 convertible note” on issuance date was $187,500, including a debt discount of $75,000 and a loss on derivative liabilities of $112,500.  On December 31, 2013, the derivative liability was revalued to be $150,000, and a gain of $37,500 was recognized in earnings. On March 31, 2014, the derivative liability was revalued to be $562,500, and a loss of $412,500 was recognized in earnings.

The fair value of the conversion feature related to the “25,000 convertible note” on issuance date was $112,500, including a debt discount of $15,750 and a loss on derivative liabilities of $96,750. On December 31, 2013, the derivative liability was revalued to be $50,000, and a gain of $62,500 was recognized in earnings. On March 31, 2014, the derivative liability was revalued to be $187,500, and a loss of $137,500 was recognized in earnings.

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

The fair value of the warrants on issuance date was $384,000, resulting in a loss on derivative liability of $384,000. On December 31, 2013, the derivative liability was revalued to be $960,000, resulting in a loss of $576,000 to be recognized in earnings. On March 31, 2014, the derivative liability was revalued to be $3,600,000, resulting in a loss of $2,640,000 to be recognized in earnings.

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2013	$1,270,492
Change in fair value of derivative liability	3,493,854
Balance at March 31, 2014	$4,764,346

NOTE 7: SUBSEQUENT EVENTS

 On April 21, 2014, The Company issued 950,000 shares of common stock for consulting services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Comparison of Operating Results for the Three Months ended March 31, 2014 and 2013.

Revenues

We recognized revenue of $2,500 during the month ended March 31, 2014 and compared to $0 revenues for period ended March 31, 2013.  The increase in revenue is primarily due to the consulting services for our subsidiary EVG Media, Inc. operations.

Operating Update

General and administrative expenses for the month ended March 31, 2014 and March 31, 2013 totaled $115,021 and $96,800 respectively.

Our Net Losses for the years ended for the month ended March 31, 2014 and March 31, 2013 totaled $3,650,552 and $96,800.

The increase in net losses is primarily due to the net non-operating loss of $3,493,854 related to derivative liabilities, and $60,000 stock base compensation for third-party consulting services.

Liquidity and Capital Resources

Assets and Liabilities

At March 31, 2014, we had cash totaling $20,225, inventory assets of $68,994, fixed assets of $3,000 which represented our assets. At December 31, 2013 we had cash totaling $1,174, accounts receivable of $18,000, inventory assets of $68,994, fixed assets of $3,000 which represented our assets.

Our total assets were $92,219 at March 31, 2014. Our total assets were $91,168 at December 31, 2013.

Our liabilities at March 31, 2014 totaled $5,021,325 of which $86,163 is attributable to notes payable, $44,116 is accounts payable, $89,200 is salary payable, $37,500 is deferred income, and $4,764,346 is derivative liability. At December 31, 2013 totaled $1,429,722 of which $41,986 is attributable to notes payable, $48,044 is accounts payable, $69,200 is salary payable and $1,270,492 is derivative liability

We had a working capital deficit at March 31, 2014 of $4,929,106 compared to working capital deficit at December 31, 2013 of $1,338,554.

The change in our working capital deficit is primarily due to the increase in derivative liability, the increase in notes payables due to amortization of debt discount, and increase in deferred revenues regarding initial expansion of digital media business of our operations. We do not have sufficient revenues and operating profits to satisfy our ongoing liabilities. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Risks Related to Our Business and Industry

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

•
We a have a short operating history and may never be able to effectuate our business plan or achieve sufficient revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

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

There is substantial doubt about our ability to continue as a going concern

As of March 31, 2014 we had not yet achieved profitable operations, have incurred losses since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods described above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Since our inception, we have incurred significant operating losses, and, as of March 31, 2014, we had an accumulated deficit of approximately $5,569,667. Although we forecast that our potential revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major markets. You should not rely on the revenue run rate of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

To date, the Company has generated limited revenues. Since our inception, we have incurred significant operating losses, and, as of March 31, 2014, we had an accumulated deficit of approximately $5,569,667. Although we forecast that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major markets. You should not rely on the revenue run rate of any prior quarterly or annual period as an indication of our future performance. However, changes may occur that would exhaust its available capital before it is successful in its efforts to raise capital to operate its business. The Company will be required to seek additional sources of financing, which may not be available on favorable terms, if at all. If the Company does not succeed in raising additional funds in a timely manner and on acceptable terms. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on the Company’s stockholders.

We a have a short operating history and may never be able to effectuate our business plan or achieve sufficient revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment;

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

If we fail to expand effectively into new markets, our revenues and our business will be harmed.

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

Many people use smartphones, tablets and other mobile devices to access information about local small businesses. If we are not successful in developing solutions that generate revenue from our mobile application, or those solutions are not widely adopted, our results of operations and business could be adversely affected.

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

Our success depends on our ability to provide s small businesses with digital videos and attract consumers with the digital coupons they seek.  Our revenues may come from arrangements in which we are paid by small businesses develop digital videos to promote their digital coupons. We may not control the sales and the inventory of digital coupon content upon which our business model is depending on.  The large number of our digital coupons will be submitted by small businesses, our efforts to ensure the quality of those digital coupons will be critical to our success. Users and clients may submit complaints that our digital coupons are invalid or expired when using the coupons at the small businesses. If these processes for clients submitting digital coupons are ineffective, or if the digital reviews of the users after using the coupons is unable to be effectively targeted via mobile marketing, the digital coupons most appealing to our users may be unable meet the needs of clients and the small businesses may be negatively impacted and the our operating results may be adversely affected.

Small businesses may have a variety of media channels to promote their services and products. If these small businesses choose to promote their coupons platform through other media firms or not to promote coupons or discounts at all, or if our competitors accept lower commissions than we are to promote the small businesses digital coupons, our ability to obtain an inventory may be delayed and our financial, business revenues and operating results may be adversely affected. Similarly, if small businesses do not aggressively contribute digital coupons to our websites, contribute digital coupons that are not marketable or reliable, the digital coupon inventory content may decrease or become less valuable to small businesses and clients. If our company is not able to maintain sufficient digital coupon content inventory in our marketplace, clients and small businesses may perceive our marketplace as less relevant, traffic to our websites and use of our mobile marketing platform will decline and, as a result, our business, financial condition and operating results will be adversely affected.

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

Because recognizing revenues will be determined over terms of potential agreements, significant downturns in the business may not be immediately reflected in future results of operations.

The Company forecasts any potential revenue growth may decline in the future as a result of a variety of factors, including the terms of potential client agreements, the potential financial downturns of our potential clients, the maturation of our business and the gradual decline in the number of major markets.  We forecast to recognize revenue over the terms of the applicable client agreements. As a result, a significant portion of the forecasted revenue reported in any future quarter may be generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue.

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

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

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

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following: competition; additions or departures of key personnel; the Company’s ability to execute its business plan; operating results that fall below expectations; loss of any strategic relationship; industry developments; economic and other external factors; and period-to-period fluctuations in the Company’s financial results. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock, Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. If the market price of our common stock after this offering does not exceed the initial public offering price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

Our future depends in part on the interests and influence of Mr. Ennis.

Jim Ennis, the Company’s sole officer and director currently owns approximately 45% of the Company’s issued and outstanding shares of common stock.  No other shareholder owns more than 5% of the Company’s issued and outstanding shares of stock.  As a result, Mr. Ennis will be able to determine the outcome of matters submitted to our stockholders for approval.  This concentration of ownership could affect the value of your shares of common stock by, for example, Mr. Ennis can elect to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination.

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

We may be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of this offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls. We are in the emerging growth stage and there may be costly and challenging processes to compiling systems and documentations necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our business and results of operations.

As a public company, the Company will incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the rules, regulations and requirements imposed on public companies will require our executive officer to devote a substantial amount of time to these compliance initiatives. These rules, regulations and requirements will increase our legal, accounting and financial compliance costs and will continue to make some activities more time consuming and costly. For example, these rules, regulations and requirements may make it more difficult to attract and retain qualified persons to serve on the board of directors, committees or as executive management of the Company. To comply with the requirements of being a public company, the Company may need to implement new internal controls and procedures, hire accounting or audit staff, which would require additional expenses that may negatively impact the financial statements of the Company.

Item 2.	Unregistered Sales of Equity Securities.

During the quarter ended March 31, 2014, The Company issued 300,000 shares of common stock for consulting services.

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

BETA MUSIC GROUP, INC.

By:	/s/ Jim Ennis	Date: May 20, 2014
Jim Ennis
CEO/CFO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Ennis	Date: May 20, 2014
Jim Ennis
CEO/CFO and Director