Form 10-K/A
period 2013-12-31
Beta Music Group, Inc.
filed 2014-06-26
CIK 1452164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-2

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

EXPLANATORY NOTE

Beta Music Group, Inc. is filing this Amendment No. 2 to its Annual Report on Form 10–K for the fiscal year ended December  31, 2013 filed with the U.S. Securities and Exchange Commission  in response to a comment letter issued by the Commission on May 27, 2014.

This Amendment No. 2 does not affect the original financial statements or footnotes as originally filed.

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

In March 2012, the Company formed Beta Auto Group, Inc., a wholly owned subsidiary, to operate   a wholesale auto dealer in the state of Indiana where the Company obtained a dealer licensee, bond and secured garage man insurance.  The Company also acquired and sold auto inventory.   .  We will concentrate on the licensed digital media platform that we acquired.

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

As a result of the Share Exchange, USAVE became the Company’s wholly owned subsidiary.  The Company will continue the USAVE operations.

Please note that the information provided below, unless otherwise noted, relates to the combined enterprises of USAVE and the Company after the Share Exchange.

The Business

USave Acquisitions, Inc., a Florida Corporation was formed on December 4, 2012 The Company is headquartered in Miami, Florida.

USave Acquisitions, Inc. is an emerging growth digital media company.  In December 2013 USave acquired from Viewpon Holdings the exclusive worldwide licensing rights to  operate and sell services and products available on Viewpon’s digital media  platform.  The digital media platform will enable Usave to develop and design  digital and interactive videos, applications, social media products, new media and internet television and social networks for sports, health, fitness and entertainment enthusiasts.  In addition, USAVE will sell  digital coupons and digital media videos which Usave acquired from Viewpon.

We will implement  a multimarket revenue strategy that incorporates digital media videos, mobile applications, social media and internet television to engage consumers to purchase products and services for small businesses.  Our strategy is to offer digital media videos as a cost effective method for small businesses to connect to their clients in an efficient way to by placing the interests of their consumers first.   We will also provide consulting, social networking and strategic planning for clients.

USAVE’s digital media platform will  include mobile apps, interactive videos, online websites, mobile marketing and social media. USAVE strategy to drive revenues is by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. Our digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses. Small businesses and large businesses will use our digital media platform to create interactive advertising videos so engage with current and potential consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: producing digital media advertising, contributors who submit digital streaming reviews of the small businesses products and services and consumers who watch digital reviews of the local businesses that they describe.  USAVE will invest in these small business communities to build customer loyalty and increase brand awareness by delivering digital videos of interest and enhanced interactive content of small business products and services that enrich and improve their client’s lifestyle.

USAVE is a marketing and media company that will provide digital media marketing, social and mobile marketing, strategic media planning and other specialty communications services. The Company will provide customers with digital, mobile, social and video content productions to promote small businesses to their clients by providing digital coupons as interactive experiences between clients and the small business community.  The Company has entered into a licensing agreement with  Viewpon Holdings to market and sell products and services developed by Viewpon’s digital   marketing platform.  The licensing agreement  grants to USAVE the exclusive rights  to utilize this platform to implement its business strategy.  Referencesthroughout this business disclosure to “our digital media platform” refers to the digital media platform developed by Viewpon which we are licensed to use.

We currently have an inventory of video discount coupons which we purchased from Viewpon.  Viewpon  currently has approximately 18,000 registered users.  We have been selectively contacting these users and offering them the opportunity to purchase these coupons.

In addition to the sale of the video coupons,  we provide creative solutions to the  advertising and marketing challenges encountered by small businesses.  Our mission is to assist small  businesses grow their operations by increasing their customers. We are a strategic marketing partner, creating online promotions that deliver results to reach a range of targeted audiences and provide strategic planning to our clients across the sectors of social media and marketing services

The licensing agreement with Viewpon  provides USAVE with access to Viewpon’s  digital media technology platform that includes interactive coupon & multi-format publishing technologies and multiple new scalable revenue streams & innovative technologies designed specifically for internet couponing applications.  USave  creates value for its clients that are comprised of consumers and businesses via digital value offers, retailers who create offers enabled with our technology and finally consumers who redeem offers, consume advertisements and products that generate revenue for our operation. The digital media platform provides digital video commercials and interactive broadcasting as the method of video presentations, distribution, and monetization.

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

 The Company’s website is located at www.betamusicgroupinc.com.

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

Small businesses are faced with similar and significant challenges in finding new clients who are motivated to spend money to purchase and in separating themselves from their competitors on the basis of quality of their products and services. Historically, small businesses relied upon traditional advertising services such as television, newspapers and yellow pages that do not provide the ability to target motivated customers or to differentiate their business from their competitors.

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

Sources of Revenue

To date, our revenues have been generated through consulting services offered to small business owners.  Our digital media platform will enable us to develop digital media marketing programs by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. Our digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and other sectors within the small business community. Contracts with our clients to produce the digital media videos are negotiated individually and terms of the engagement with our clients and the basis in which we earn fees and commissions will vary significantly. Contracts with small business client are multifaceted arrangements that may include an upfront fee, an incentive compensation provision and may also include vendor credits. Clients may arrange for our services to be provided via local, regional across various business sectors.

Fees are negotiated individually with the small business clients and may include upfront fee based compensation and may include incentive commission for services for planning, creation, implementation and executions of a digital media video for small business to sell their products and services.  Our revenues are calculated to reflect expenses including production, sales, general administration and corporate overhead based on monthly rates as well as mark-up percentages to exceed our operating expenses. Small business clients may seek to include incentive compensation components for successful execution as part of the total compensation. Commissions earned are based on production services of the digital media videos provided and are usually calculated on a percentage of the total revenues generated for our clients. Revenues can also be generated when clients pay gross revenues rates before we pay reduced cost of sales rates depending on the nature of the services agreement. To reduce risks from non-payments from our clients, our company typically pays its generated expenses only after we have received funds from our clients.

Competition

In the competitive, highly fragmented digital media and mobile marketing and communications industry, the Company competes for business with large global companies such as Yelp, Inc. Angie’s List, Inc. Groupon, Inc. These global holding companies generally have greater resources than those available us, and such resources may enable them to aggressively compete with the Company’s digital media and marketing communications businesses. We also face competition from numerous independent agencies that operate in multiple markets and must compete with these independent companies to maintain existing client relationships and to obtain new clients and assignments. We compete at this level by providing clients with digital media platforms and strategies that are focused on increasing clients’ revenues and brand awareness.

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

Employees

Currently Mr. Jim Ennis serves as our sole officer and director. The Company has no other employees.

The Company will need to hire employees to expand its operations.   An important aspect to the Company’s competitiveness will be its ability to hire and then retain critically important employees and management.  Compensation is critical and essential factors in attracting, hiring and retaining employees. The Company may not offer a level of compensation sufficient to attract and retain these key employees.  If the Company fails to hire and retain a sufficient number of these key employees, it may not be able to compete effectively.

Engagement of Small Businesses

USAVE will help small businesses by producing digital media and interactive videos to help their brand engagement with potential clients, providing social media digital client reviews and mobile marketing solutions that help small businesses reach new customers in cost effective method.

 USAVE will provide a simple and affordable digital media platform to engage with their consumers. Our digital media platform provides interactive digital offers and digital reviews via social media to engage with consumers. Additional coupon offers to clients for their digital reviews being forwarded to their social network will benefit both consumers and small businesses.

Once USAVE is engaged, the small business owner will have his digital media video produced and their digital offers set up on our free digital advertising network and social media websites. With minimal additional effort, small business owners can use our online advertising platform to engage with customers, track effectiveness of digital media videos and their deal offers. Our platform will offer small businesses performance and impression-based advertising and flexibility to pay on a monthly basis or through the percentage or revenues generated over six or twelve month advertising plans. The prices of our advertising plans typically range from $600 to $1,000 per month or a percentage of revenues generated through our digital media platform.

Targeted reach to broad number of consumers via USAVE digital media platform helps local businesses access a large audience of potential consumers at the specific decision making moment when they are searching for a small business for a specific product or services Small businesses focus on demand fulfillment in contrast to other marketing solutions that only create awareness and attempt to generate consumer demand through online advertising and email marketing; USAVE will help small businesses fulfill demand by engaging with targeted consumers who have expressed demand for their products or services.

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

Marketing to Small Business Sector

We believe that the market sector will engage in our digital media platform due to the desire for small businesses owners to generate revenues and grow their business.

USAVE digital media platform support small business communities in their local markets in which we operate. This creates a social media environment that is conducive for clients to watch the videos before purchasing the digital coupon, to produce and digital review about their purchase and the small business.

Our focus is on small businesses to establish their brand identity among their clients.  To maintain their strong brand, we produce premium digital media videos and promote their clients digital reviews within majority of social networks.

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

Although we have a limited operating history and have not yet achieved profitability, this sector has a track record.

Growth Strategy

USAVE intends to grow the digital media platform and interactive videos, which is the core components of our business strategy by focusing on the following key growth strategies:

In villages, towns and cities, we may seek to increase the number of produced digital videos for small businesses, increase the number of client digital reviews post purchase, attract more users, and engage more small businesses.

Initially our focus will be the Southeast region of the United States. When we identify a significant opportunity to continue expanding our footprint in new markets, we may expand into that market.

We plan to continue to introduce new digital media and mobile marketing products for our content network as well as eating a mobile application for our client’s smart phones, tablets and mobile devices.

We plan to introduce our digital content solutions on an internet television channels to promote small businesses. We plan to grow a sales force and expand our digital media videos and revenue generating products and services in order to reach more small businesses and increase revenues generated on our digital media network.

Effect of Environmental Laws

The Company believes it is in compliance with the regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company.

Available Information

The Company is a reporting company and complies with the requirements of the Exchange Act. The Company files quarterly and annual reports and other information with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at  http://www.sec.gov

Our annual reports filed as Form 10-K, quarterly reports filed as Form 10-Q, current reports filed as Form 8-K, and any amendments to these reports, will be made available, free of charge on the  www.sec.gov  website at as soon as reasonably practicable after we electronically file such reports with, or furnish them to the SEC.  Our Corporate Governance Guidelines, and Code of Conduct will be made available free of charge soon as reasonably practicable, or by writing to our legal office at 7100 Biscayne Boulevard, Miami, Florida 33137. Attention: Chief Executive Officer.

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

•
We will rely on traffic to our website from search engines like Bing, Google and Yahoo!. Some of these search engines offer products and services that compete directly with our solutions. If our digital media network and our website fails to rank prominently in unpaid search results, the traffic to our digital media network and our website could decline and our business would be adversely affected;

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

We have a short operating history in an evolving market sector that may not develop as forecasted or expected, if at all. This short operating history makes it difficult to assess our short term or long term future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry. These risks and difficulties include our ability to, among other things:
•	increase the number of users of our digital media network, our mobile application and our website, the number of digital reviews and other content on our platform and our revenue;
•	continue to earn and preserve a reputation for providing meaningful and reliable digital videos for small businesses;
•	Monetize any mobile app that we may develop;
•
manage, measure and demonstrate the effectiveness of our digital media network, attract and retain new advertising clients, many of small businesses which may only have limited or no online digital media or advertising experience;

•	Successfully to compete with existing and future providers of other forms of traditional and online advertising;
•	Successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;
•	successfully expand our business in new and existing markets, develop and deploy new products;
•	successfully to avoid disruptions in our service;
•	develop scalable, high-performance digital media technology infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and products;
•	ability to hire, integrate and retain talented sales and other personnel;
•	Effectively manage rapid growth in our sales force, personnel and operations; and effectively partner with other companies.
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

The digital media platform  has been designed  to filter content that we believe may be offensive, biased, unreliable or otherwise not helpful. However we cannot guarantee that our efforts will be effective or adequate. In addition, some consumers and businesses may express concern that our technology inappropriately filters legitimate reviews, which may cause them to stop or reduce their use of our platform or our advertising solutions. If our digital media technology filter proves ineffective, our reputation and brand may be harmed, users may stop using our products, our business and our operations could be adversely affected.

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

Our business, including our ability to operate could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that requires changes to these practices or the design of our platform, products or features. If legislation is passed that limits the immunities afforded to websites that publish user-generated content, we may be compelled to remove content from our platform that we would otherwise publish, restrict the types of businesses that our users can review or further verify the identity of our users, among other changes. Legislation could be passed that limits our ability to use or store information about our users. The Federal Trade Commission (“FTC”) already expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use and storage of consumer information, establishing principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines as described in our published privacy policy. We may use and store such information primarily to personalize the experience on our platform, provide customer support and display relevant advertising. However, if our belief proves incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes. Legislative changes could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Similarly, changes like these could make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer small business clients and less revenue. In any of the cases above, our business could suffer .

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

Viewpon has issued us an exclusive world wide  license to utilize their digital media platform . We rely on this platform for almost all of our business activities including mapping functionality and software solutions. If  Viewpon experiences operational or financial difficulties, our business operations will be adversely impacted.  This will make it difficult for us to operate some aspects of our business, which could damage our reputation. If  Viewpon were to cease operations or fail to maintain its digital media platform, we will experience significant disruption in our business operations.    As a result, we could suffer increased costs and delays in our ability to provide consumers and small business clients with digital media videos until an equivalent provider could be found. If we are unsuccessful finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or ineffectively manage these relationships, it could have an adverse impact on our business and operations.

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

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares .

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

On  May 27, 2014 we received a comment letter from the Securities and Exchange Commission in connection with the filing of the Company’s Form 10  A-1 filed April 30, 2014, Form 10-K for the period ended December 31, 2013 filed April 14, 2014 and   the Company’s Form 10-Q for the period ended March 31, 2014 filed May 20, 2014. We are amending each of these filings in response to the comment letters.

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

D. EQUITY COMPENSATION PLANS

None.

E. SALE OF UNREGISTERED SECURITIES

 The Company issued 43,444,865 shares of its common stock to the USAVE shareholders in connection with the execution of a share exchange agreement between the Company and the USAVE shareholders.  The Share Exchange Agreement was  executed October 31, 2013.

The Company issued 500,000 shares of common stock in connection with the stock purchase agreement of EVG Media on November 4, 2013.

The Company issued 400,000 shares of common stock to Mark Teitelbaum,  in connection with the issuance of a $25,000 dated  November 6, 2013

The company issued 400,000 shares of common stock to West Bay Capital Management,, Inc.  in connection with the issuance of a $1,000 note  on November 6, 2013 that is due on May 15, 2014. The Promissory Note accrues at 10% interest.

The Company issued 2,457,325 shares of common stock in connection with the conversion of $98,293 of the outstanding $120,772 note to a Continental Equities, Inc. on October 31, 2013 that is due on October 31, 2014.  The Promissory Note accrues at 10% interest.

The Company issued a total of 4,800,000 warrants to a  Continental Equities, Inc. on October 31, 2013.  These warrants have not been converted to common stock.

On December 20, 2013 he Company issued 1,300,000 shares of restricted stock to Viewpon Holdings, Inc. in exchange for the purchase of inventory from Viewpon Holdings, Inc. The fair value of inventory has been assessed at $68,994.

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

Business Description

We have closed our wholesale auto dealer operations to concentrate on USAVE.

USave Acquisitions, Inc., a Florida corporation, was formed on December 4, 2012 The Company is headquartered in Miami, Florida. USave Acquisitions, Inc. is an emerging growth digital media company and developer and designer of digital and interactive videos, applications, social media products, new media and internet television and social networks for sports, health, fitness and entertainment enthusiasts. We have a multimarket revenue strategy that incorporates digital media videos, mobile applications, social media and  internet television to engage consumers to purchase products and services for small businesses. Our strategy is to offer digital media videos as a cost effective method for small businesses to connect to their clients in an efficient way to by placing the interests of their consumers first.   We also provide consulting services to customers

USave Acquisitions, Inc. has acquired the exclusive worldwide license to use the digital media platforms including mobile apps, interactive videos, online websites, mobile marketing and social media developed and to be developed by Viewpon.. USAVE’s strategy is to drive revenues is by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. Our digital media videos will  serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses. Small businesses and large businesses will use our digital media platform to create interactive advertising videos so engage with current and potential consumers at the critical moment when they are deciding where to spend their money. Our business will focus on four key constituencies: consulting services,  producing digital media advertising, contributors who submit digital streaming reviews of the small businesses products and services and consumers who watch digital reviews of the local businesses that they describe. USAVE will invest in these small business communities to build customer loyalty and increase brand awareness by delivering digital videos of interest and enhanced interactive content of small business products and services that enrich and improve their client’s lifestyle.

We currently have an inventory of video discount coupons which we purchased from Viewpon.  Viewpon  currently has approximately 18,000 registered users.  We have been selectively contacting these users and offering them the opportunity to purchase these coupons.    In addition, we  will send weekly email updates\to the registered users.

The digital media technology platform  includes interactive coupon & multi-format publishing technologies and multiple new scalable revenue streams & innovative technologies designed specifically for internet couponing applications. USave will create value for its clients that are comprised of consumers and businesses via digital value offers, retailers who create offers enabled with our technology and finally consumers who redeem offers, consume advertisements and products that generate revenue for our operation. The digital media platform provides digital video commercials and interactive broadcasting as the method of video presentations, distribution, and monetization..

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

Until such time as we have sufficient revenues to hire web page developers, computer programmers and videographers, we will contract out these services to third party providers.  We do not anticipate any problem securing contractors to provide these services.

We estimate that the costs and expenses that we will incur over the next twelve months will be approximately $120,000.  We have no commitment to provide either debt or equity financing to meet these expenses nor can  there be any assurance that we will secure sufficient funds to fund these operations.  If we do not secure sufficient financing, we will not be able to fully implement our business strategy.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2013 AS COMPARED TO DECEMBER 31, 2012.

REVENUES:

We recognized revenue of $18,000 during the year ended December 31, 2013 compared to $0 revenues in 2012.  The increase in revenue is primarily due to consulting services we provided.as a result of  our  acquisition of USAVE and its entry into the digital media business.   The revenues represent services provided by us to a client looking to expand his business.  We provided marketing and consulting advice, designed a web page.

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

On November 4, 2013, the Company and entered into a Stock Purchase Agreement with EVG Media, Inc., a Florida corporation (“EVG”) and the shareholders of EVG, whereby the Company acquired 1,000,000 shares of common stock (100%) of EVG from the EVG Shareholders. In exchange for the EVG Stock, the Company issued 500,000 restricted shares of its common stock to the EVG Media, Inc. The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 4, 2013. On the closing date, EVG is also one of the majority shareholders which own 13,711,676 of the Company outstanding common shares, which were acquired on October 23, 2013 in a private purchase from a prior majority shareholder of the Company.  Further, James Ennis is both the president of Beta Music and EVG Media and a principal shareholder of EMG Media.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Index to Exhibits

   3                        Articles of Incorporation
   4.                       Bylaws
   5.                       Subsidiaries of Registrant
 10.1                     Share Exchange Agreement Between Beta Music Group, Inc. and USave Acquisitions, Inc. dated October 31, 2013
 10.2                     Stock Purchase Agreement Between Beta Music Group, Inc. EVG Media, Inc. dated November 4, 2013
 10.3                     Employment Agreement Between Jim Ennis and USAVE Acqusitions , Inc. dated January 5, 2013

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

BETA MUSIC GROUP, INC.

By:	/s/ Jim Ennis	Date: June 25, 2014
Jim Ennis
CEO/CFO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Ennis	Date: June 25, 2014
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