Form 10-Q/A
period 2014-03-31
Beta Music Group, Inc.
filed 2014-06-26
CIK 1452164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
Form 10-Q A-1

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

FORWARD-LOOKING STATEMENTS

This Form 10-QA-1 quarterly report contains “forward-looking statements” within the meaning of applicable securities laws relating to Beta Music Group, Inc. (“Beta”, “Beta Music” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report about the Company’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors as set forth in this Form 10-Q A-1 and Form 10-K and all amendments thereto..  For this purpose, any statements contained in this Form 10-Q A-1 that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXPLANATORY NOTE

This  Amendment No. 1 is being filed to amend and restate the information provided  within Management’s Discussion and Analysis of Financial Conditions and Results of Operations and our Risk Factors.

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

This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly  Report and our Annual Report filed on Form 10-k for the year ended December 31, 2013 and all amendments thereto.

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

Business Description

USave Acquisitions, Inc., a Florida Corporation was formed on December 4, 2012 The Company is headquartered in Miami, Florida.

USave Acquisitions, Inc. is an emerging growth digital media company.  In December 2013 USave acquired fromViewpon Holdings the exclusive worldwide licensing rights to  operate and sell services and products available on Viewpon’s digital media  platform.  The digital media platform will enable Usave to develop and design  digital and interactive videos, applications, social media products, new media and internet television and social networks for sports, health, fitness and entertainment enthusiasts.  In addition, USAVE will sell  digital coupons and digital media videos which Usave acquired from Viewpon.

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

USAVE’ss digital media platform will  include mobile apps, interactive videos, online websites, mobile marketing and social media. USAVE strategy to drive revenues is by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. Our digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses. Small businesses and large businesses will use our digital media platform to create interactive advertising videos so engage with current and potential consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: producing digital media advertising, contributors who submit digital streaming reviews of the small businesses products and services and consumers who watch digital reviews of the local businesses that they describe.  USAVE will invest in these small business communities to build customer loyalty and increase brand awareness by delivering digital videos of interest and enhanced interactive content of small business products and services that enrich and improve their client’s lifestyle.

USAVE is a marketing and media company that will provide digital media marketing, social and mobile marketing, strategic media planning and other specialty communications services. The Company will provide customers with digital, mobile, social and video content productions to promote small businesses to their clients by providing digital coupons as interactive experiences between clients and the small business community.  The Company has entered into a licensing agreement with  Viewpon Holdings to market and sell products and services developed by Viewpon’s digital   marketing platform.  The licensing agreement  grants to USAVE the exclusive rights  to utilize this platform to implement its business strategy.  References throughout this business disclosure to “our digital media platform” refers to the digital media platform developed by Viewpon which we are licensed to use.

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

The Company’s website is located at www.betamusicgroupinc.com

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

Subsequent Events:

Management has determined that the most expedient way to achieve these goals is for the Company to purchase Viewpon Holdings.   In furtherance thereof, the Company signed a Letter of Intent with Viewpon which provides in part for Beta to acquire 100% of the issued and outstanding shares of common stock of  Viewpon in consideration for the issuance of 1,200,000 shares of Beta common stock.   Closing will be subject to execution of a definitive share exchange agreement and satisfaction of certain conditions precedent including but not limited to the absence of pending or threatened litigation,  satisfactory review of the Company’s financial condition and results of operations,  the execution of a  non-compete agreement with the principal shareholders.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ,  as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

The digital media platform  has been designed  to filter content that we  we believe may be offensive, biased, unreliable or otherwise not helpful. However we cannot guarantee that our efforts will be effective or adequate. In addition, some consumers and businesses may express concern that our technology inappropriately filters legitimate reviews, which may cause them to stop or reduce their use of our platform or our advertising solutions. If our digital media technology filter proves ineffective, our reputation and brand may be harmed, users may stop using our products, our business and our operations could be adversely affected.

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

Jim Ennis, the Company’s sole officer and director currently owns approximately 45% of the Company’s issued and outstanding shares of common stock.  No other shareholder owns more than 5% of the Company’s issued and outstanding shares of stock.  As a result, Mr. Ennis will be able to determine the outcome of matters submitted to our stockholders for approval .   This concentration of ownership could affect the value of your shares of common stock by, for example, Mr. Ennis can elect to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination.

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

During the quarter ended March 31, 2014, The Company issued 300,000 shares of common stock for consulting services.  The shares were issued to AudioEye, Inc., an unaffiliated third party.  AudioEye provided us with assistance in building out our technology platform.

With respect to the issuance of the securities identified above, we relied on the exemptive provisions of Section 4(2)  of the Securities Act of 1933, as amended.

•	At all times relevant the securities were offered subject to the following terms and conditions:

•	The sale was made to a sophisticated or accredited investor, as defined in Rule 502 or were issued pursuant to a specific exemption;

•
we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; and

•	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

Item 3.	Defaults upon senior securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101**	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*  Filed herewith.

**  To be submitted by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA MUSIC GROUP, INC.

By:	/s/ Jim Ennis	Date: June 25, 2014
Jim Ennis
CEO/CFO and Director