Form 10-Q
period 2014-06-30
Beta Music Group, Inc.
filed 2014-08-19
CIK 1452164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
Form 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 72,757,505 shares of Common Stock, $.01 par value as of August 19, 2014.

FORWARD-LOOKING STATEMENTS

This Form 10-Q  quarterly report contains “forward-looking statements” within the meaning of applicable securities laws relating to Beta Music Group, Inc. (“Beta”, “Beta Music” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report about the Company’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors as set forth in this Form 10-Q  and Form 10-K and all amendments thereto..  For this purpose, any statements contained in this Form 10-Q  that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

We are under no duty to update such forward-looking statements.

PART I. – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED AND THREE MONTHS ENDED JUNE 30, 2014 AND 2013

CONTENTS

Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013

Consolidated Statements of Operations for the six months ended and three months ended June 30, 2014 and 2013 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013

Assets
Current Assets:
Cash	$9,007	$1,174
Accounts Receivable	--	18,000
Inventory	44,279	36,041
Total Current Assets	53,286	55,215

Other Assets:
Inventory - noncurrent	24,715	32,953
Fixed Assets	4,567	3,000

Intangible Assets	378,102	--
Total Assets	$460,670	$91,168

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$162,164	$48,044
Accounts payable – related parties	10,550	--
Salary payable	134,200	69,200
Accrued liabilities	78,874	--
Deferred revenue	20,000	--
Notes payable – related party	25,100	--
Notes payable, net of discount of $0 and $9,771, respectively	26,000	16,229
Convertible notes payable, net of discount of $51,795 and $129,489, respectively	103,451	25,757
Derivative liability	310,492	1,270,492
Total Liabilities	870,831	1,429,722

Stockholders’ Equity (Deficit)
Series A Super Voting Preferred Stock, $.01 par value, 5,100,000 authorized and 5,100,000 issued and outstanding as of June 30, 2014 and December 31, 2013	51,000	51,000
Blank Check Preferred Stock, $.01 par value, 4,900,000 authorized and 0 issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock, $.01 par value, 290,000,000 authorized and 71,357,505 and 65,057,505 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	713,575	650,575

Additional paid in capital	1,825,986	(121,014)
Accumulated deficit	(3,000,722)	(1,919,115)
Total Stockholders’ Deficit	(410,161)	(1,338,554)

Total Liabilities and Stockholders’ Deficit	$460,670	$91,168

The accompanying notes are an integral part of these unaudited consolidated financial statements

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$17,500	$-	$20,000	$-

General administrative expenses	592,763	61,800	707,784	158,600

Operating loss	(575,263)	(61,800)	(687,784)	(158,600)

Other income (expense)
Bargain purchase gain	173,642	-	173,642	-
Gain (loss) on derivative liability	3,013,854	-	(480,000)	-
Interest expense	(43,288)	-	(87,465)	-
Total other income (expense)	3,144,208	-	(393,823)	-

Net income (loss)	$2,568,945	$(61,800)	$(1,081,607)	$(158,600)

Net income (loss) per common share - basic	$0.04	$(1.72)	$(0.02)	$(4.41)
Net income (loss) per common share - diluted	$0.02	$(1.72)	$(0.02)	$(4.41)
Weighted average common shares outstanding - basic	66,583,879	36,000	65,851,428	36,000
Weighted average common shares outstanding - diluted	67,618,852	36,000	65,851,428	36,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30, 2014	June 30, 2013
Operating Activities:
Net loss	$(1,081,607)	$(158,600)
Adjustments to reconcile net loss to net cash used by operating activities:
Bargain purchase price gain	(173,642)
Amortization of debt discount	87,465	—
Stock base compensation	570,000	—
Loss on derivative liabilities	480,000	—
Change in operating assets and liabilities
Accounts receivable	18,000	—
Accounts payable	(3,328)	71,600
Accrued expenses	65,000	90,000
Deferred revenue	20,000	—
Net Cash provided by (used) in operating activities	(18,112)	3,000

Cash flows from investing activities
Purchase of fixed assets	--	(3,000)
Cash from business acquisition	845	--
Net Cash provided by (used) in investing activities	845	(3,000)

Cash flows from financing activities
Borrowings form related party	25,100	—
Net Cash provided by financing activities	25,100	—

Net Increase (Decrease) in Cash	7,833	—
Cash at Beginning of Period	1,174	—
Cash at End of Period	$9,007	$—

Supplemental Disclosures:
Cash paid for income taxes	$—	—
Cash paid for interest	$—	—

Non cash investing and financing activities
Reclassification from derivative liability to additional paid in capital	$1,440,000	$—
Stock issuance for cashless exercise of warrants	24,000	—
Business acquisition	172,797	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

BETA MUSIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements as of December 31, 2013 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2013.

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

Long Lived Assets

In accordance with ASC 360 "Property Plant and Equipment," the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2014, and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
June 30, 2014
Derivative liability	-	-	$310,492	$310,492
December 31, 2013
Derivative liability	-	-	$1,270,492	$1,270,492

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

NOTE 3: SALARY PAYABLE DUE

On January 5, 2013, The Company entered into an executive agreement its Chief Executive Officer, Jim Ennis. The agreement is for an initial term of 5 years, and provides for monthly compensation in the amount of $15,000. The executive shall receive bonus each year and shall be paid based on the performance of the Company each year ending December 31. The Bonus will be a minimum of 25% but not exceed 75% of Annual Salary.  As of June 30, 2014 and December 31, 2013, the Chief Executive Officer is due a total of $134,200, and $69,200, respectively, which is comprised of accrued salary expense that is unpaid and deferred based on the working capital conditions of the Company.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Debt

During the six months ended June 30, 2014, the Company received working capital infusion from its Chief Executive Officer. The total related party notes with its Chief Executive Officer are $25,100, bore interest at 0% and are due on demand.

Accounts payable – related parties

On June 27, 2014, the Company assumed $10,550 of accounts payable from related parties through business acquisition. The balance remains outstanding as of June 30, 2014. See note 8.

NOTE 5:  NOTES PAYABLE

At December 31, 2013 the Company had notes payable from third parties with a balance of $16,229 net of discount of $9,771. During the six months ended June 30, 2014, $9,771 was recorded as amortization expense.

The notes payable had a balance of $26,000 net of discount of $0 at June 30, 2014.

NOTE 6: CONVERTIBLE NOTES

	Principal	Less: Unamortized Discount	Net Carrying Value
On October 31, 2013, principal amount of $109,500 and accrued interest of $11,272, a total of $120,772, was assigned by the original debt holder to another unrelated party. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. As of December 31, 2013, the debt balance is $3,629, net of discount of $18,850.  There is no conversion as of June 30, 2014. During the six months ended June 30, 2014, the amortization of debt discount is $11,310. As of June 30, 2014, the unamortized discount is $7,540.
	$22,479	$(7,540)	$14,939

On October 31, 2013, principal amount of $30,000 and accrued interest of $2,767, a total of $32,767, was assigned by the original debt holder to another unrelated party. Upon assignment, the Company issued to the new debt holder a convertible note. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. As of December 31, 2013, the debt balance is $5,461, net of discount of $27,306. There is no conversion as of June 30, 2014. During the six months ended June 30, 2014, the amortization of debt discount is $16,384. As of June 30, 2014, the unamortized discount is $10,922.
	32,767	(10,922)	21,845

On October 23, 2013, EVG Media issued a convertible note of $75,000 to a third party. The $75,000 convertible note accrues at 12% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. As of December 31, 2013, the debt balance is $12,500, net of discount of $62,500. There is no conversion as of June 30, 2014. During the six months ended June 30, 2014, the amortization of debt discount is $37,500.  As of June 30, 2014, the unamortized discount is $25,000.
	75,000	(25,000)	50,000

On November 5, 2013, the Company issued a convertible note for principal amount of $25,000. The note accrues at 12% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. As of December 31, 2013, the debt balance is $4,167, net of discount of $20,833. There is no conversion as of June 30, 2014. During the six months ended June 30, 2014, the amortization of debt discount is $12,500. As of June 30, 2014, the unamortized discount is $8,333.
	25,000	(8,333)	16,667

Balance at June 30, 2014	$155,246	$(51,795)	$103,451

A total of 4,800,000 warrants were issue along with the convertible debt as mentioned above. The warrant has an exercise price equal to 50% of the average of the lowest three trading prices among the 10-day trading period immediately prior to conversion date and will expire on October 31, 2018.

On June 26, 2014, the warrants were exercised on a cashless basis and the Company issued 2,400,000 restricted shares of common stock in total for full settlement of the warrants. There are no outstanding warrants at June 30, 2014.

The following table summarizes information about outstanding warrants at June 30, 2014:

	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Intrinsic Value
Warrants outstanding as of December 31, 2013	4,800,000	$0.10	4.84	$480,000
Warrants exercised	(4,800,000)	$0.10	-	-
Warrants outstanding as of June 30, 2014	-	$0.10	-	$-

The Company analyzed the conversion option of all the convertible debts. See discussion at Note 7.

NOTE 7: DERIVATIVE LIABILITIES

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

The fair value of the conversion feature related to the “$120,722 convertible note” on issuance date was $241,544, including a debt discount of $120,772 and a loss on derivative liabilities of $120,772. On November 12, 2013, upon conversion of 98,293 of the $120,772 outstanding note, the derivative liability was revalued to be $543,474, out of which $442,319 was re-classified to additional paid in capital and $301,930 was recognized as loss on derivative liabilities. On December 31, 2013, the derivative liability was revalued to be $44,958, and a gain of $56,197 was recognized in earnings. On June 30, 2014, 2014, the fair value didn’t change, resulting in no gain or loss.

The fair value of the conversion feature related to the “$32,767 convertible note” on issuance date was $65,534, including a debt discount of $32,767, and a loss on derivative liabilities of $32,767. On December 31, 2013 and June 30, 2014, the fair value didn’t change, resulting in no gain or loss.

The fair value of the conversion feature related to the “75,000 convertible note” on issuance date was $187,500, including a debt discount of $75,000 and a loss on derivative liabilities of $112,500.  On December 31, 2013, the derivative liability was revalued to be $150,000, and a gain of $37,500 was recognized in earnings. On June 30, 2014, 2014, the fair value didn’t change, resulting in no gain or loss.

The fair value of the conversion feature related to the “25,000 convertible note” on issuance date was $112,500, including a debt discount of $15,750 and a loss on derivative liabilities of $96,750. On December 31, 2013, the derivative liability was revalued to be $50,000, and a gain of $62,500 was recognized in earnings. On June 30, 2014, 2014, the fair value didn’t change, resulting in no gain or loss.

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

On June 26, 2014, the warrants were exercised on a cashless basis and the Company issued 2,400,000 restricted shares of common stock. There are no outstanding warrants at June 30, 2014.

On June 26, 2014, the derivative liability was revalued to be $1,440,000, resulting in a loss of $480,000 to be recognized in earnings. Upon exercise, the derivative liability of $1,440,000 was reclassified from liability to equity.

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2013	$1,270,492
Change in fair value of derivative liability	480,000
Reclassification from liability to additional paid in capital	(1,440,000)
Balance at June 30, 2014	$310,492

NOTE 8:  VIEWPON ACQUISITION

On June 27, 2014, The Company entered into a Share Exchange Agreement providing for the acquisition by the Company of all of the outstanding capital stock of Viewpon Holdings, Inc.  a company formed under the laws of Delaware, from the shareholders of Viewpon in exchange for the issuance of up to 1,900,000 shares common stock of the Company payable upon closing.  Viewpon Holdings, Inc. owns and operates two subsidiaries, Viewpon and Sideshow Entertainment.  The closing was subject to obtaining the consent from shareholders owning no less than 90% of Viewpon’s issued and outstanding shares of common stock.  Shareholders representing the holders of 100% of the outstanding common stock have consented to the agreement.

Viewpon, www.viewpon.tv, is a lifestyle entertainment show and online listing services website that features small businesses and stories across San Francisco and the Pacific Northwest. From the coolest places to stay, play and dine, Viewpon takes viewers on a tour of all that is best in the area where they live.  Viewpon's television show and digital video content website highlights small businesses and fun things to do your area and then offers those experiences at a discount. Viewpon's television show drives customers to our website where customers can view digital videos of all of our small business clients.

Sideshow Entertainment, www.sideshowentertainment.tv, is a full service television and video production company producing original, non-scripted programming. Founded in San Francisco in 2007, by President and Executive Producer Michael Orkin; Sideshow Entertainment has produced reality-based programming featuring home makeovers, real estate, home brewing, infomercials and even a game show. Sideshow Entertainment has partnered with high profile companies such as IKEA, Kelly Moore Paints, Big O Tires and Miller/Coors.  Sideshow Entertainment prides itself in being able to help such high profile companies turn "branding" into compelling television.

In accordance with ASC 805-10 Business Combination and purchase acquisition accounting, the Company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition.  The gain represents the excess of the fair value of the underlying net tangible and intangible assets over the purchase price.

The following preliminary table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Category	Totals
Cash	$845
Fixed assets	1,567
Intangible Asset – Customer Lists	378,102

Accounts payable	$117,448
Accounts payable related parties	10,550
Accrued liabilities	78,874

Bargain purchase price gain	$173,642

Total purchase price	$-0-

The above listed totals in this table are preliminary totals and the Company is in process of hiring an evaluation specialist to evaluate all of the intangible assets of Viewpon and Sideshow Entertainment that the Company acquired.  These intangible assets may include television shows, digital media networks, and audiovisual materials.

The Company issued 1,900,000 shares of common stock valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $0 to shareholders of Viewpon Holdings, Inc. as consideration for Viewpon.

The $378,102 of acquired intangible assets (customers list) has a useful life of approximately 3 years.

The liabilities acquired include accounts payables and other payables with a fair value of $206,872.

The Company recognized a gain of $173,642 as a result of the acquisition. The gain is included in other income in the Company’s statement of operations for the six months ended June 30, 2014.

NOTE 9:  PRO FORMA FINANCIAL INFORMATION

The following unaudited consolidated pro forma information gives effect to the Viewpon acquisition (see Note 8) as if this transaction had occurred at the beginning of each period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business bee completed at the beginning of each period presented, nor are they indicative of results that may occur in any future periods.

	For the Six Months Ended June 30, 2014
	Beta	Viewpon	Pro Forma

Revenue	$20,000	$16,262	$36,262
Operating expenses	795,249	33,421	828,670
Other expenses	306,358	-	306,358

Net income (loss)	$(1,081,607)	$(17,159)	$(1,098,766)
Basic and diluted income (loss) per share			$(0.02)
Weighted average shares outstanding – basic and diluted			65,851,428

	For the Six Months Ended June 30, 2013
	Beta	Viewpon	Pro Forma

Revenue	$--	$116,980	$116,980
Operating expenses	158,600	135,942	294,542
Other expenses	--	--	--

Net income (loss)	$(158,600)	$(18,962)	$(177,562)
Basic and diluted income (loss) per share			$(4.93)
Weighted average shares outstanding – basic and diluted			36,000

NOTE 10: STOCKHOLDERS EQUITY

On March 15, 2014, the Company issued 300,000 shares of common stock for consulting services for full value of $60,000. The shares were valued at the market price on the respective date of issuance.

On April 22, 2014, the Company issued 950,000 shares of common stock valued at $285,000 for consulting services regarding the Company’s expansion of the digital media platform. The shares were valued at the market price on the respective date of issuance. This is a one-time expense for startup cost related to the digital media expansion.

On May 20, 2014, the Company issued 750,000 shares of common stock valued at $225,000 for consulting services regarding the Company’s expansion of the digital media platform.  The shares were valued at the market price on the respective date of issuance. This is a one-time expense for startup cost related to the digital media expansion.

On June 26, 2014, the Company issued 2,400,000 shares of common stock for cashless exercise of warrants issued on October 31, 2013. See Note 7.

On June 27, 2014, the Company issued 1,900,000 shares of common stock to shareholders of Viewpon Holdings, Inc. under a share exchange agreement. See detailed discussion at Note 8.

NOTE 11: SUBSEQUENT EVENTS

On July 21, 2014, The Company issued 900,000 restricted shares of common stock for financial communication, public relations and advisory services to CSIR Group, LLC in addition to monthly retainer fee of $5,000.

On July 21, 2014, The Company issued 500,000 restricted shares of common stock for legal services and advisory services to Jeffrey Klein, P.A. in addition to a retainer fee of $9,750.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Business Description

The Company is a Florida Corporation and is headquartered in Miami, Florida.

The Company is an emerging growth digital media company.  In December 2013, The Company acquired from Viewpon Holdings the exclusive worldwide licensing rights to operate and sell services and products available on Viewpon’s digital media platform.  The digital media platform will enable the Company to develop and design digital and interactive videos, applications, social media products, new media and internet television and social networks for sports, health, fitness and entertainment enthusiasts.  In addition, The Company will sell digital coupons and digital media videos which was acquired from Viewpon.  The Company will implement a multimarket revenue strategy that incorporates digital media videos, mobile applications, social media and internet television to engage consumers to purchase products and services for small businesses.  The strategy of the Company is to offer digital media videos as a cost effective method for small businesses to connect to their clients in an efficient way to by placing the interests of their consumers first.   The Company will also provide consulting, social networking and strategic planning for clients.

The Company’s digital media platform will include mobile apps, interactive videos, online websites, mobile marketing and social media. The Company’s strategy to drive revenues is by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. The digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses. Small businesses and large businesses will use the digital media platform to create interactive advertising videos so engage with current and potential consumers at the critical moment when they are deciding where to spend their money. The business revolves around three key constituencies: producing digital media advertising, contributors who submit digital streaming reviews of the small businesses products and services and consumers who watch digital reviews of the local businesses that they describe.  The Company will invest in these small business communities to build customer loyalty and increase brand awareness by delivering digital videos of interest and enhanced interactive content of small business products and services that enrich and improve their client’s lifestyle.

The Company is a marketing and media company that will provide digital media marketing, social and mobile marketing, strategic media planning and other specialty communications services. The Company will provide customers with digital, mobile, social and video content productions to promote small businesses to their clients by providing digital coupons as interactive experiences between clients and the small business community.  The Company has entered into a licensing agreement with Viewpon Holdings to market and sell products and services developed by Viewpon’s digital   marketing platform.  The licensing agreement grants to The Company the exclusive rights to utilize this platform to implement its business strategy.  References throughout this business disclosure to “our digital media platform” refer to the digital media platform developed by Viewpon which the Company is licensed to use.

The Company currently has an inventory of video discount coupon purchased from Viewpon.  Viewpon currently has approximately 20,000 registered users.  The Company has been selectively contacting these users and offering them the opportunity to purchase these coupons.  In addition to the sale of the video coupons, the Company provides creative solutions to the advertising and marketing challenges encountered by small businesses.  The mission is to assist small businesses grow their operations by increasing their customers. The Company is a strategic marketing partner, creating online promotions that deliver results to reach a range of targeted audiences and provide strategic planning to clients across the sectors of social media and marketing services

The licensing agreement with Viewpon provides the Company with access to Viewpon’s digital media technology platform that includes interactive coupon & multi-format publishing technologies and multiple new scalable revenue streams & innovative technologies designed specifically for internet couponing applications.  The Company creates value for its clients that are comprised of consumers and businesses via digital value offers, retailers who create offers enabled with our technology and finally consumers who redeem offers, consume advertisements and products that generate revenue for our operation. The digital media platform provides digital video commercials and interactive broadcasting as the method of video presentations, distribution, and monetization.

The Company’s website is located at www.betamusicgroupinc.com

To date, our revenues have been generated through consulting services offered to small business owners.  Our digital media platform will enable us to develop digital media marketing programs by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. Our digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and other sectors within the small business community. Contracts with our clients to produce the digital media videos are negotiated individually and terms of the engagement with clients and the basis in which fees and commissions will vary significantly. Contracts with small business client are multifaceted arrangements that may include an upfront fee, an incentive compensation provision and may also include vendor credits. Clients may arrange for our services to be provided via local, regional across various business sectors.

Viewpon Acquisition:

Management has determined that the most expedient way to achieve these goals is for the Company to purchase Viewpon Holdings.   In furtherance thereof, the Company signed a Letter of Intent with Viewpon which provides in part for Beta to acquire 100% of the issued and outstanding shares of common stock of Viewpon in consideration for the issuance of 1,900,000 shares of Beta common stock.   Closing will be subject to execution of a definitive share exchange agreement and satisfaction of certain conditions precedent including but not limited to the absence of pending or threatened litigation, satisfactory review of the Company’s financial condition and results of operations, the execution of a non-compete agreement with the principal shareholders.

On June 27, 2014, The Company entered into a Share Exchange Agreement providing for the acquisition by the Company of all of the outstanding capital stock of Viewpon Holdings, Inc.  a company formed under the laws of Delaware, from the shareholders of Viewpon in exchange for the issuance of up to 1,900,000 shares common stock of the Company payable upon closing.  Closing was subject to obtaining the consent from shareholders owning no less than 90% of Viewpon’s issued and outstanding shares of common stock.  Shareholders representing the holders of 100% of  the outstanding common stock have consented to the agreement.

The Viewpon website is located at www.viewpon.tv.  The Sideshow Entertainment website is located at www.sideshowentertainment.tv.

Viewpon is a lifestyle entertainment show and online listing services website that features small businesses and stories across San Francisco and the Pacific Northwest. From the coolest places to stay, play and dine, Viewpon takes viewers on a tour of all that is best in the area where they live.  Viewpon's television show and digital video content website highlights small businesses and fun things to do your area and then offers those experiences at a discount. Viewpon's television show drives customers to our website where customers can view digital videos of all of our small business clients.

Sideshow Entertainment is a full service television and video production company producing original, non-scripted programming. Founded in San Francisco in 2007, by President and Executive Producer Michael Orkin, Sideshow Entertainment has produced reality-based programming featuring home makeovers, real estate, home brewing, infomercials and even a game show. Sideshow Entertainment has partnered with high profile companies such as IKEA, Kelly Moore Paints, Big O Tires and Miller/Coors.  Sideshow Entertainment prides itself in being able to help such high profile companies turn "branding" into compelling television.

The Company’s strategy to drive revenues is by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. The Company’s digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses. Small businesses and large businesses will use the digital media platform to create interactive advertising videos so engage with current and potential consumers at the critical moment when they are deciding where to spend their money. The Company’s business revolves around three key constituencies: producing digital media advertising, contributors who submit digital streaming reviews of the small businesses products and services and consumers who watch digital reviews of the local businesses that they describe.  The Company will invest in these small business communities to build customer loyalty and increase brand awareness by delivering digital videos of interest and enhanced interactive content of small business products and services that enrich and improve their client’s lifestyle. The Company is a marketing and media company that will provide digital media marketing, social and mobile marketing, strategic media planning and other specialty communications services. The Company will provide customers with digital, mobile, social and video content productions to promote small businesses to their clients by providing digital coupons as interactive experiences between clients and the small business community.  Viewpon has approximately 20,000 registered users and has produced an approximately total of 378 television shows and over 5,000 digital media network broadcasts regarding their digital media platform. As a result of the acquisition of Viewpon, the Company is expected to be the premier provider of digital media marketing, social and mobile marketing, strategic media planning and other specialty communications services and produce digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. The digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses.

Comparison of Operating Results for the Three Months ended June 30, 2014 and 2013.

Revenues

The Company recognized revenue of $17,500 during the three months ended June 30, 2014 and compared to $0 revenues for period ended June 30, 2013.  The increase in revenue is primarily due to the consulting services for our subsidiary EVG Media, Inc. operations.

Operating Update

General and administrative expenses for the three months ended June 30, 2014 and June 30, 2013 totaled $592,763 and $61,800 respectively. The increase in general and administrative expenses is due to the $510,000 in stock based expenses for business development regarding the expansion of the digital media platform. This is a one-time expense for startup cost related to the digital media expansion and is not forecasted to be a recurring expense. There was an additional $20,585 in legal expenses regarding the additional filings of the public company and $45,000 in executive salary that was accrued but not paid during this period.

The Company’s Net Income for the three months ended June 30, 2014 totaled $2,568,945 compared to $61,800 in net losses for the three months ending of June 30, 2013.

The net income is primarily due to the net non-operating income of $173,642 related to bargain purchase gain regarding the acquisition of Viewpon.  This increase in net income is also due to the reduction in derivative liabilities totaling $3,013,854. The increase in general and administrative expenses is due to the $510,000 in stock based expenses for business development regarding the expansion of the digital media platform. This is a one-time expense for startup cost related to the digital media expansion and is not forecasted to be a recurring expense. There was an additional $20,585 in legal expenses regarding the additional filings of the public company and $45,000 in executive salary that was accrued but not paid during this period.

Comparison of Operating Results for the Six Months ended June 30, 2014 and 2013.

Revenues

The Company recognized revenue of $20,000 during the six months ended June 30, 2014 and compared to $0 revenues for period ended June 30, 2013.  The increase in revenue is primarily due to the consulting services for our subsidiary EVG Media, Inc. operations.

Operating Update

General and administrative expenses for the six months ended June 30, 2014 and June 30, 2013 totaled $707,784 and $158,600 respectively. The increase in general and administrative expenses is due to the $570,000 in stock based expenses for business development regarding the expansion of the digital media platform. This is a one-time expense for startup cost related to the digital media expansion and is not forecasted to be a recurring expense. There was an additional $24,585 in legal expenses regarding the additional filings of the public company and $90,000 in executive salary that was accrued but not paid during this period.

The Company’s Net Loss for the six months ended June 30, 2014 totaled $1,081,607 compared to $158,600 in net losses for the six months ending of June 30, 2013.

The increase in net losses is primarily due to the net non-operating loss of $480,000 related to derivative liabilities. The increase in general and administrative expenses of $570,000 in stock based expenses for business development regarding the expansion of the digital media platform. This is a one-time expense for startup cost related to the digital media expansion and is not forecasted to be a recurring expense. There was an additional $24,097 in legal expenses regarding the additional filings of the public company and $90,000 in executive salary that was accrued but not paid during this period. This was offset by the net non-operating income of $173,642 related to bargain purchase gain regarding the acquisition of Viewpon.

Liquidity and Capital Resources

Assets and Liabilities

At June 30, 2014, The Company had cash totaling $9,007, inventory assets of $68,994, fixed assets of $4,567 and intangible assets of $378,102 which represented the Company’s assets. At December 31, 2013, the Company had cash totaling $1,174, accounts receivable of $18,000, inventory assets of $68,994, fixed assets of $3,000, intangible assets of $0, which represented the Company’s assets.

The Company’s total assets were $460,670 at June 30, 2014. The Company’s total assets were $91,168 at December 31, 2013.

The Company’s liabilities at June 30, 2014 totaled $870,831 of which $129,451 is attributable to notes payable, $162,164 is accounts payable, $134,200 is salary payable, $78,874 is accrued liabilities, $20,000 is deferred income, $35,650 is notes payable related party and $310,492 is derivative liability.  The Company’ liabilities at December 31, 2013 totaled $1,429,722 of which $41,986 is attributable to notes payable, $48,044 is accounts payable, $69,200 is salary payable and $1,270,492 is derivative liability

 The Company had a working capital deficit at June 30, 2014 of $410,161 compared to working capital deficit at December 31, 2013 of $1,338,554.

The change in the working capital deficit is primarily due to the increase of intangible assets related to the Viewpon Acquisition, the decrease in derivative liability, the increase in notes payables due to amortization of debt discount, and increase in deferred revenues regarding initial expansion of digital media business of our operations. The Company does not have sufficient revenues and operating profits to satisfy our ongoing liabilities. Unless the Company secures equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ,  as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1.A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities.

On March 15, 2014, The Company issued 300,000 shares of common stock for consulting services.  The shares were issued to AudioEye, Inc., an unaffiliated third party.  AudioEye provided us with assistance in building out our technology platform.

On July 21, 2014, The Company issued 900,000 restricted shares of common stock for financial communication, public relations and advisory services to CSIR Group, LLC.

On July 21, 2014, The Company issued 500,000 restricted shares of common stock for legal services and advisory services to Jeffrey Klein, P.A.

With respect to the issuance of the securities identified above, the Company relied on the exemptive provisions of Section 4(2) of the Securities Act of 1933, as amended.

•           At all times relevant the securities were offered subject to the following terms and conditions:
•           The sale was made to a sophisticated or accredited investor, as defined in Rule 502 or were issued pursuant to a specific exemption;
•           The Company gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; and
•           At a reasonable time prior to the sale of securities, the Company advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

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

BETA MUSIC GROUP, INC.

By:	/s/ Jim Ennis	Date: August 19, 2014
Jim Ennis
CEO/CFO and Director