Form 10-Q/A
period 2014-06-30
Beta Music Group, Inc.
filed 2014-09-05
CIK 1452164

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q  quarterly report contains “forward-looking statements” within the meaning of applicable securities laws relating to Beta Music Group, Inc. (“Beta”, “Beta Music” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report about the Company’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors as set forth in this Form 10-Q and Form 10-K and all amendments thereto.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXPLANATORY NOTE

Beta Music Group, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10–Q for the period ended June 30, 2014, filed with the U.S. Securities and Exchange Commission on August 19, 2014.  This Amendment No. 1 is being filed to include the XBRL data files of Financial Statements and Notes thereto.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed.

This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report.

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

This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report for the period ended June 30, 2014.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA MUSIC GROUP, INC.

By:	/s/ Jim Ennis	Date: September 5, 2014
Jim Ennis
CEO/CFO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Ennis	Date: September 5, 2014
Jim Ennis
CEO/CFO and Director