Form 10-Q
period 2014-09-30
Beta Music Group, Inc.
filed 2014-11-19
CIK 1452164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
Form 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 72,407,505 shares of Common Stock, $.01 par value as of November 19, 2014.

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

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AND THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

CONTENTS

Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013

Consolidated Statements of Operations for the nine months ended and three months ended September 30, 2014 and 2013 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013

Assets
Current Assets:
Cash	$3,232	$1,174
Accounts Receivable	-	18,000
Inventory	60,715	36,041
Total Current Assets	63,947	55,215

Other Assets:
Inventory - noncurrent	8,279	32,953
Fixed Assets, net	4,567	3,000

Intangible Assets, net	346,593	--
Total Assets	$423,386	$91,168

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$221,165	$48,044
Accounts payable – related parties	10,550	--
Salary payable	134,200	69,200
Accrued liabilities	93,967	--
Deferred revenue	5,000	--
Notes payable – related party	27,360	--
Notes payable, net of discount of $0 and $9,771, respectively	26,000	16,229
Convertible notes payable, net of discount of $12,949 and $129,489, respectively	142,297	25,757
Derivative liability	310,492	1,270,492
Total Liabilities	971,031	1,429,722

Stockholders’ Equity (Deficit)
Series A Super Voting Preferred Stock, $.01 par value, 5,100,000 authorized and 5,100,000 issued and outstanding as of September 30, 2014 and December 31, 2013	51,000	51,000
Blank Check Preferred Stock, $.01 par value, 4,900,000 authorized and 0 issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, $.01 par value, 290,000,000 authorized and 72,107,505 and 65,057,505 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	721,075	650,575

Additional paid in capital	2,043,486	(121,014)
Accumulated deficit	(3,363,206)	(1,919,115)
Total Stockholders’ Deficit	(547,645)	(1,338,554)

Total Liabilities and Stockholders’ Deficit	$423,386	$91,168

The accompanying notes are an integral part of these unaudited consolidated financial statements

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$19,000	$-	$39,000	$-

General administrative expenses	327,545	12,800	1,035,329	171,400

Operating loss	(308,545)	(12,800)	(996,329)	(171,400)

Other income (expense)
Bargain purchase gain	-	-	173,642	-
Gain (loss) on derivative liability	-	-	(480,000)	-
Interest expense	(53,939)	-	(141,404)	-
Total other income (expense)	(53,939)	-	(447,762)	-

Net income (loss)	$(362,484)	$(12,800)	$(1,444,091)	$(171,400)

Net income (loss) per common share - basic	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Net income (loss) per common share - diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic	71,746,092	27,861,772	67,837,908	9,413,183
Weighted average common shares outstanding - diluted	71,746,092	27,861,772	67,837,908	9,413,183

The accompanying notes are an integral part of these unaudited consolidated financial statements

BETA MUSIC GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30, 2014	September 30, 2013
Operating Activities:
Net loss	$(1,444,091)	$(171,400)
Adjustments to reconcile net loss to net cash used by operating activities:
Bargain purchase price gain	(173,642)
Amortization of intangible assets	31,509
Amortization of debt discount	126,311	—
Stock base compensation	795,000	—
Loss on derivative liabilities	480,000	—
Change in operating assets and liabilities
Accounts receivable	18,000	—
Accounts payable	55,673	40,400
Accounts payable – related party	—	(4,000)
Accrued expenses	80,093	135,000
Deferred revenue	5,000	—
Net Cash provided by (used) in operating activities	(26,147)	—

Cash flows from investing activities
Cash from business acquisition	845	--
Net Cash provided by (used) in investing activities	845	—

Cash flows from financing activities
Borrowings form related party	27,360	—
Net Cash provided by financing activities	27,360	—

Net Increase (Decrease) in Cash	2,058	—
Cash at Beginning of Period	1,174	—
Cash at End of Period	$3,232	$—

Supplemental Disclosures:
Cash paid for income taxes	$—	—
Cash paid for interest	$—	—

Non cash investing and financing activities
Reclassification from derivative liability to additional paid in capital	$1,440,000	$—
Stock issuance for cashless exercise of warrants	24,000	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

BETA MUSIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2014, and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
September 30, 2014
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

NOTE 3: SALARY PAYABLE DUE

On January 5, 2013, The Company entered into an executive agreement its Chief Executive Officer, Jim Ennis. The agreement is for an initial term of 5 years, and provides for monthly compensation in the amount of $15,000. The executive shall receive bonus each year and shall be paid based on the performance of the Company each year ending December 31. The Bonus will be a minimum of 25% but not exceed 75% of Annual Salary.  As of September 30, 2014 and December 31, 2013, the Chief Executive Officer is due a total of $134,200, and $69,200, respectively, which is comprised of accrued salary expense that is unpaid and deferred based on the working capital conditions of the Company.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Debt

During the nine months ended September 30, 2014, the Company received working capital infusion from its Chief Executive Officer. The total related party notes with its Chief Executive Officer are $27,360, bore interest at 0% and are due on demand.

Accounts payable – related parties

On June 27, 2014, the Company assumed $10,550 of accounts payable from related parties through business acquisition. The balance remains outstanding as of September 30, 2014. See note 8.

NOTE 5:  NOTES PAYABLE

At December 31, 2013 the Company had notes payable from third parties with a balance of $16,229 net of discount of $9,771. During the nine months ended September 30, 2014, $9,771 was recorded as amortization expense.  The notes payable had a balance of $26,000 net of discount of $0 at September 30, 2014.

NOTE 6: CONVERTIBLE NOTES

	Principal	Less: Unamortized Discount	Net Carrying Value
On October 31, 2013, principal amount of $109,500 and accrued interest of $11,272, a total of $120,772, was assigned by the original debt holder to another unrelated party. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. As of December 31, 2013, the debt balance is $3,629, net of discount of $18,850.  There is no conversion as of September 30, 2014. During the nine months ended September 30, 2014, the amortization of debt discount is $16,965. As of September 30, 2014, the unamortized discount is $1,885.
	$22,479	$(1,885)	$20,594

On October 31, 2013, principal amount of $30,000 and accrued interest of $2,767, a total of $32,767, was assigned by the original debt holder to another unrelated party. Upon assignment, the Company issued to the new debt holder a convertible note. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. As of December 31, 2013, the debt balance is $5,461, net of discount of $27,306. There is no conversion as of September 30, 2014. During the nine months ended September 30, 2014, the amortization of debt discount is $24,575. As of September 30, 2014, the unamortized discount is $2,731.
	32,767	(2,731)	30,036

On October 23, 2013, EVG Media issued a convertible note of $75,000 to a third party. The $75,000 convertible note accrues at 12% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. As of December 31, 2013, the debt balance is $12,500, net of discount of $62,500. There is no conversion as of September 30, 2014. During the nine months ended September 30, 2014, the amortization of debt discount is $56,250.  As of September 30, 2014, the unamortized discount is $6,250.
	75,000	(6,250)	68,750

On November 5, 2013, the Company issued a convertible note for principal amount of $25,000. The note accrues at 12% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. As of December 31, 2013, the debt balance is $4,167, net of discount of $20,833. There is no conversion as of September 30, 2014. During the nine months ended September 30, 2014, the amortization of debt discount is $18,750. As of September 30, 2014, the unamortized discount is $2,083.
	25,000	(2,083)	22,917

Balance at September 30, 2014	$155,246	$(12,949)	$142,297

A total of 4,800,000 warrants were issue along with the convertible debt as mentioned above. The warrant has an exercise price equal to 50% of the average of the lowest three trading prices among the 10-day trading period immediately prior to conversion date and will expire on October 31, 2018. On June 26, 2014, the warrants were exercised on a cashless basis and the Company issued 2,400,000 restricted shares of common stock in total for full settlement of the warrants. There are no outstanding warrants at September 30, 2014.

The following table summarizes information about outstanding warrants at September 30, 2014:

	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Intrinsic Value
Warrants outstanding as of December 31, 2013	4,800,000	$0.10	4.84	$480,000
Warrants exercised	(4,800,000)	$0.10	-	-
Warrants outstanding as of September 30, 2014	-	$0.10	-	$-

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

The fair value of the conversion feature related to the “$120,722 convertible note” on issuance date was $241,544, including a debt discount of $120,772 and a loss on derivative liabilities of $120,772. On November 12, 2013, upon conversion of 98,293 of the $120,772 outstanding note, the derivative liability was revalued to be $543,474, out of which $442,319 was re-classified to additional paid in capital and $301,930 was recognized as loss on derivative liabilities. On December 31, 2013, the derivative liability was revalued to be $44,958, and a gain of $56,197 was recognized in earnings. On September 30, 2014, the fair value didn’t change, resulting in no gain or loss.

The fair value of the conversion feature related to the “$32,767 convertible note” on issuance date was $65,534, including a debt discount of $32,767, and a loss on derivative liabilities of $32,767. On December 31, 2013 and September 30, 2014, the fair value didn’t change, resulting in no gain or loss.

The fair value of the conversion feature related to the “75,000 convertible note” on issuance date was $187,500, including a debt discount of $75,000 and a loss on derivative liabilities of $112,500.  On December 31, 2013, the derivative liability was revalued to be $150,000, and a gain of $37,500 was recognized in earnings. On September 30, 2014, the fair value didn’t change, resulting in no gain or loss.

The fair value of the conversion feature related to the “25,000 convertible note” on issuance date was $112,500, including a debt discount of $15,750 and a loss on derivative liabilities of $96,750. On December 31, 2013, the derivative liability was revalued to be $50,000, and a gain of $62,500 was recognized in earnings. On September 30, 2014, the fair value didn’t change, resulting in no gain or loss.

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

On June 26, 2014, the warrants were exercised on a cashless basis and the Company issued 2,400,000 restricted shares of common stock. There are no outstanding warrants at September 30, 2014.

On June 26, 2014, the derivative liability was revalued to be $1,440,000, resulting in a loss of $480,000 to be recognized in earnings. Upon exercise, the derivative liability of $1,440,000 was reclassified from liability to equity.

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2013	$1,270,492
Change in fair value of derivative liability	480,000
Reclassification from liability to additional paid in capital	(1,440,000)
Balance at September 30, 2014	$310,492

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

The $378,102 of acquired intangible assets (customers list) has a useful life of approximately 3 years, and the Company recognized amortization expense of $31,509 for the nine months ended September 30, 2014. The liabilities acquired include accounts payables and other payables with a fair value of $206,872. The Company recognized a gain of $173,642 as a result of the acquisition. The gain is included in other income in the Company’s statement of operations for the nine months ended September 30, 2014.

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

	For the Nine Months Ended September 30, 2014
	Beta	Viewpon	Pro Forma

Revenue	$39,000	$15,822	$54,822
Operating expenses	1,176,458	33,256	1,209,714
Other expenses	306,358	-	306,358

Net income (loss)	$(1,443,816)	$(17,434)	$(1,461,250)
Basic and diluted income (loss) per share			$(0.02)
Weighted average shares outstanding – basic and diluted			67,837,908

	For the Nine Months Ended September 30, 2013
	Beta	Viewpon	Pro Forma

Revenue	$--	$179,521	$179,521
Operating expenses	171,400	215,955	387,355
Other expenses	--	--	--

Net income (loss)	$(171,400)	$(36,434)	$(207,834)
Basic and diluted income (loss) per share			$(0.02)
Weighted average shares outstanding – basic and diluted			9,413,183

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

On July 21, 2014, The Company agreed to issue 900,000 restricted shares of common stock for financial communication, public relations and advisory services to CSIR Group, LLC in addition to monthly retainer fee of $5,000. On September 29, 2014, the Company and CSIR Group, LLC terminated the agreement where the 900,000 restricted shares of common stock were returned to the Company. Instead, the Company issued 250,000 shares for services provided through September 29, 2014. The 250,000 shares were valued at $75,000.

On July 21, 2014, The Company issued 500,000 restricted shares of common stock for legal services and advisory services to Jeffrey Klein, P.A. in addition to a retainer fee of $9,750. The 500,000 shares were valued at $150,000.

NOTE 11: SUBSEQUENT EVENTS

On October 1, 2014, the Company signed an Intellectual Property Development Agreement with AudioEye, Inc. to engage AudioEye to perform intellectual property development in connection to a product development strategy for the Company’s anticipated products and services. Under the Agreement, the Company shall pay to AudioEye a total of 1,800,000 shares of the Company's common stock as compensation. The Company will issue 300,000 shares for six consecutive months on or before the last day of the month starting from October 2014.

On October 29, 2014, The Company issued 300,000 restricted shares of common stock regarding the above Intellectual Property Development Agreement.

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

The Company currently has an inventory of video discount coupon purchased from Viewpon.  Viewpon currently has approximately 20,000 registered users.  The Company has been selectively contacting these users and offering them the opportunity to purchase these coupons.  In addition to the sale of the video coupons, the Company provides creative solutions to the advertising and marketing challenges encountered by small businesses.  The mission is to assist small businesses grow their operations by increasing their customers. The Company is a strategic marketing partner, creating online promotions that deliver results to reach a range of targeted audiences and provide strategic planning to clients across the sectors of social media and marketing services.

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

Comparison of Operating Results for the Three Months ended September 30, 2014 and 2013.

Revenues

The Company recognized revenue of $19,000 during the three months ended September 30, 2014 and compared to $0 revenues for period ended September 30, 2013.  The increase in revenue is primarily due to the consulting services for our subsidiary EVG Media, Inc. operations.

Operating Update

General and administrative expenses for the three months ended September 30, 2014 and September 30, 2013 totaled $327,545 and $12,800 respectively. The increase in general and administrative expenses is primarily due to the $225,000 in stock based expenses for business development regarding the expansion of the digital media and television production platform. This is a one-time non-cash expense for startup cost related to the digital media and television production expansion and is not forecasted to be a recurring expense. There was an additional $19,807 in legal expenses and auditing expenses regarding the additional filings of the public company and $45,000 in executive salary during this period.

The Company’s Net Loss for the three months ended September 30, 2014 totaled $362,484 compared to $12,800 in net losses for the three months ending of September 30, 2013.

The Net Loss is primarily due to the $31,509 related to amortization of intangible assets regarding the acquisition of Viewpon.  This increase in net loss is also due to general and administrative expenses primarily due to the $225,000 in stock based expenses for business development regarding the expansion of the digital media and television production platform. This is a one-time non-cash expense for startup cost related to the digital media and television production expansion and is not forecasted to be a recurring expense. There was an additional $19,807 in legal expenses and auditing expenses regarding the additional filings of the public company and $45,000 in executive salary during this period.

Comparison of Operating Results for the Nine Months ended September 30, 2014 and 2013.

Revenues

The Company recognized revenue of $39,000 during the nine months ended September 30, 2014 and compared to $0 revenues for period ended September 30, 2013. The increase in revenue is primarily due to the consulting services for our subsidiary EVG Media, Inc. operations.

Operating Update

General and administrative expenses for the nine months ended September 30, 2014 and September 30, 2013 totaled $1,035,329 and $171,400 respectively. The increase in general and administrative expenses is due to the $795,000 in stock based expenses for business development regarding the expansion of the digital media and television production platform. This is a one-time non-cash expense for startup cost related to the digital media and television production expansion and is not forecasted to be a recurring expense. There was an additional $28,378 in legal expenses and $24,526 in auditing expenses regarding the additional filings of the public company and $135,000 in executive salary.

The Company’s Net Loss for the nine months ended September 30, 2014 totaled $1,444,091 compared to $171,400 in net losses for the nine months ending of September 30, 2013.

The increase in net losses is primarily due to the net non-operating loss of $480,000 related to derivative liabilities. The increase in net loss is also due to general and administrative expenses of $795,000 in stock based expenses for business development regarding the expansion of the digital media and television production platforms. This is a one-time non-cash expense for startup cost related to the digital media expansion and is not forecasted to be a recurring expense. There was an additional $28,378 in legal expenses and $24,526 in auditing expenses regarding the additional filings of the public company and $135,000 in executive salary during this period. This was offset by the net non-operating income of $173,642 related to bargain purchase gain regarding the acquisition of Viewpon.

Liquidity and Capital Resources

Assets and Liabilities

At September 30, 2014, The Company had cash totaling $3,232, inventory assets of $68,994, fixed assets of $4,567 and intangible assets of $346,593 which represented the Company’s assets. At December 31, 2013, the Company had cash totaling $1,174, accounts receivable of $18,000, inventory assets of $68,994, fixed assets of $3,000, intangible assets of $0, which represented the Company’s assets.

The Company’s total assets were $423,386 at September 30, 2014. The Company’s total assets were $91,168 at December 31, 2013.

The Company’s liabilities at September 30, 2014 totaled $971,031 of which $168,297 is attributable to notes payable, $221,165 is accounts payable, $134,200 is salary payable, $93,967 is accrued liabilities, $5,000 is deferred income, $27,360 is notes payable related party and $310,492 is derivative liability.  The Company’ liabilities at December 31, 2013 totaled $1,429,722 of which $41,986 is attributable to notes payable, $48,044 is accounts payable, $69,200 is salary payable and $1,270,492 is derivative liability.

 The Company had a working capital deficit at September 30, 2014 of $907,084 compared to working capital deficit at December 31, 2013 of $1,374,507.

The change in the working capital deficit is primarily due to the decrease in derivative liability, the increase in notes payables due to amortization of debt discount, and increase in deferred revenues regarding initial expansion of digital media business of our operations. The Company does not have sufficient revenues and operating profits to satisfy our ongoing liabilities. Unless the Company secures equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

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

On April 22, 2014, the Company issued 950,000 shares of common stock valued at $285,000 for consulting services regarding the Company’s expansion of the digital media and television platform.

On June 26, 2014, the Company issued 2,400,000 shares of common stock for cashless exercise of warrants issued on October 31, 2013. See Note 7.

On June 27, 2014, the Company issued 1,900,000 shares of common stock to shareholders of Viewpon Holdings, Inc. under a share exchange agreement. See detailed discussion at Note 8.

On July 21, 2014, The Company agreed to issue 900,000 restricted shares of common stock for financial communication, public relations and advisory services to CSIR Group, LLC in addition to monthly retainer fee of $5,000. On September 29, 2014, the Company and CSIR Group, LLC terminated the agreement where the 900,000 restricted shares of common stock were returned to the Company. Instead, the Company issued 250,000 shares for services provided through September 29, 2014.

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

•	At a reasonable time prior to the sale of securities, the Company advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101**	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*  Filed herewith.
**  To be submitted by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA MUSIC GROUP, INC.

By:	/s/ Jim Ennis	Date: November 19, 2014
Jim Ennis
CEO/CFO and Director