Form 10-Q/A
period 2014-09-30
Beta Music Group, Inc.
filed 2014-11-24
CIK 1452164

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

EXPLANATORY NOTE

Beta Music Group, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10–Q for the period ended September 30, 2014, filed with the U.S. Securities and Exchange Commission on November 19, 2014.  This Amendment No. 1 is being filed to include the XBRL data files of Financial Statements and Notes thereto.

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

This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report for the period ended September 30, 2014.

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

BETA MUSIC GROUP, INC.

By:	/s/ Jim Ennis	Date: November 24, 2014
Jim Ennis
CEO/CFO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Ennis	Date: November 24, 2014
Jim Ennis
CEO/CFO and Director