Form 10-K
period 2014-12-31
Beta Music Group, Inc.
filed 2016-09-01
CIK 1452164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the Pink Sheets OTCQB on September 1, 2016 as approximately $4,000,000.

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 76,685,840 shares of common stock $0.01 par value as of September 1, 2016.

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

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND:

Beta Music Group, Inc.

Beta Music Group Inc. (“BETA”, the “Company” or “we”) is a Florida corporation incorporated in the state of Florida on July 5, 2006 under the name Pop Starz Productions, Inc. On November 15, 2007 The Company changed its name to The Next Pop Star Inc. and its original business plan was to produce live entertainment competitions to be taped and/or filmed for distribution by television and/or internet means. The Company was not successful in this endeavor and refocused its operations. In conjunction with this change in the Company’s business focus, on October 23, 2008, the Company changed its name to Beta Music Group, Inc. In December 2009 there was a change in the Company’s control and new management was appointed. In April 2010 The Company spun-off its operating subsidiary and issued a stock dividend to our shareholders. The Company’s new focus was to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934. In March 2012, the Company formed Beta Auto Group, Inc., a wholly owned subsidiary, to operate a wholesale auto dealer in the state of Indiana where the Company obtained a dealer licensee, bond and secured garage man insurance. The Company also acquired and sold auto inventory. We will concentrate on the licensed digital media platform that we acquired.

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

USave Acquisitions, Inc.

On December 19, 2012, USave Acquisitions, Inc., a Florida corporation purchased a 90% equity interest in USavect, Inc., a Connecticut corporation, and a 90% equity interest of USavenj, Inc. a New Jersey corporation. USavect, Inc. and USavenj, Inc. are subsidiary operations of USave Acquisitions, Inc. and serve as subsidiary operations regarding implementing the Company’s digital media platform. On October 31, 2013, the Company and its Controlling Stockholders entered into a Share Exchange with USAVE and the USAVE Shareholders, whereby the Company acquired 43,444,865 shares of common stock representing 100% of each Company’s issued and outstanding shares of common stock) of USAVE from the USAVE Shareholders in consideration for the issuance of 43,444,865 shares of the Company’s common stock to the USAVE Shareholders. As a result of the Share Exchange, USAVE became the Company’s wholly owned subsidiary. The Company will continue the USAVE operations.

Viewpon

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

Please note that the information provided below, unless otherwise noted, relates to the combined enterprises of the Company after the Share Exchange.

The Business

The Company is a Florida Corporation and is headquartered in Miami, Florida. The Company is an emerging growth digital media company. In December 2013, The Company acquired from Viewpon Holdings the exclusive worldwide licensing rights to operate and sell services and products available on Viewpon’s digital media platform. The digital media platform will enable the Company to develop and design digital and interactive videos, applications, social media products, new media and internet television and social networks for sports, health, fitness and entertainment enthusiasts. In addition, The Company will sell digital coupons and digital media videos which were acquired from Viewpon. The Company will implement a multimarket revenue strategy that incorporates digital media videos, mobile applications, social media and internet television to engage consumers to purchase products and services for small businesses. The strategy of the Company is to offer digital media videos as a cost effective method for small businesses to connect to their clients in an efficient way to by placing the interests of their consumers first. The Company will also provide consulting, social networking and strategic planning for clients.

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

Viewpon is a lifestyle entertainment show and online listing services website that features small businesses and stories across San Francisco and the Pacific Northwest. From the coolest places to stay, play and dine, Viewpon takes viewers on a tour of all that is best in the area where they live. Viewpon’s television show and digital video content website highlights small businesses and fun things to do your area and then offers those experiences at a discount. Viewpon’s television show drives customers to our website where customers can view digital videos of all of our small business clients.

Sideshow Entertainment is a full service television and video production company producing original, non-scripted programming. Founded in San Francisco in 2007, by President and Executive Producer Michael Orkin, Sideshow Entertainment has produced reality-based programming featuring home makeovers, real estate, home brewing, infomercials and even a game show. Sideshow Entertainment has partnered with high profile companies such as IKEA, Kelly Moore Paints, Big O Tires and Miller/Coors. Sideshow Entertainment prides itself in being able to help such high profile companies turn “branding” into compelling television.

The Company’s strategy to drive revenues is by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. The Company’s digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses. Small businesses and large businesses will use the digital media platform to create interactive advertising videos so engage with current and potential consumers at the critical moment when they are deciding where to spend their money. The Company’s business revolves around three key constituencies: producing digital media advertising, contributors who submit digital streaming reviews of the small businesses products and services and consumers who watch digital reviews of the local businesses that they describe. The Company will invest in these small business communities to build customer loyalty and increase brand awareness by delivering digital videos of interest and enhanced interactive content of small business products and services that enrich and improve their client’s lifestyle. The Company is a marketing and media company that will provide digital media marketing, social and mobile marketing, strategic media planning and other specialty communications services. The Company will provide customers with digital, mobile, social and video content productions to promote small businesses to their clients by providing digital coupons as interactive experiences between clients and the small business community. Viewpon has approximately 20,000 registered users and has previously produced approximately 378 television shows and over 5,000 digital media network broadcasts regarding their digital media platform. As a result of the acquisition of Viewpon, the Company is expected to be the premier provider of digital media marketing, social and mobile marketing, strategic media planning and other specialty communications services and produce digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. The digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and many more small businesses.

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

The Share Exchange agreement with Viewpon provides the Company with access to Viewpon’s digital media technology platform that includes interactive coupon & multi-format publishing technologies and multiple new scalable revenue streams & innovative technologies designed specifically for internet couponing applications. The Company creates value for its clients that are comprised of consumers and businesses via digital value offers, retailers who create offers enabled with our technology and finally consumers who redeem offers, consume advertisements and products that generate revenue for our operation. The digital media platform provides digital video commercials and interactive broadcasting as the method of video presentations, distribution, and monetization.

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

Sources of Revenue

To date, our revenues have been generated through consulting services offered to small business owners. There has been no revenue generated from the Viewpon acquisition through December 31, 2014 and through year to date 2016 due to insufficient working capital. Our digital media platform will enable us to develop digital media marketing programs by producing digital videos for small and large businesses across various sectors including retail, health, wellness, consulting and other specific communities. Our digital media videos will serve small business sectors including boutiques and salons, restaurants, doctors, dentists, accountants, hotels, travel services as well as auto mechanics, plumbers and other sectors within the small business community. Contracts with our clients to produce the digital media videos are negotiated individually and terms of the engagement with our clients and the basis in which we earn fees and commissions will vary significantly. Contracts with small business client are multifaceted arrangements that may include an upfront fee, an incentive compensation provision and may also include vendor credits. Clients may arrange for our services to be provided via local, regional across various business sectors.

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

Employees

Currently Mr. Jim Ennis serves as our sole officer and director. The Company has three other employees. The Company will need to hire employees to expand its operations. An important aspect to the Company’s competitiveness will be its ability to hire and then retain critically important employees and management. Compensation is critical and essential factors in attracting, hiring and retaining employees. The Company may not offer a level of compensation sufficient to attract and retain these key employees. If the Company fails to hire and retain a sufficient number of these key employees, it may not be able to compete effectively.

Engagement of Small Businesses

The Company will help small businesses by producing digital media and interactive videos to help their brand engagement with potential clients, providing social media digital client reviews and mobile marketing solutions that help small businesses reach new customers in cost effective method. The Company will provide a simple and affordable digital media platform to engage with their consumers. Our digital media platform provides interactive digital offers and digital reviews via social media to engage with consumers. Additional coupon offers to clients for their digital reviews being forwarded to their social network will benefit both consumers and small businesses.

Once the Company is engaged, the small business owner will have his digital media video produced and their digital offers set up on our free digital advertising network and social media websites. With minimal additional effort, small business owners can use our online advertising platform to engage with customers, track effectiveness of digital media videos and their deal offers. Our platform will offer small businesses performance and impression-based advertising and flexibility to pay on a monthly basis or through the percentage or revenues generated over six or twelve month advertising plans. The prices of our advertising plans typically range from $300 to $1,000 per month or a percentage of revenues generated through our digital media platform.

Targeted reach to broad number of consumers via The Company’s digital media platform helps local businesses access a large audience of potential consumers at the specific decision making moment when they are searching for a small business for a specific product or services Small businesses focus on demand fulfillment in contrast to other marketing solutions that only create awareness and attempt to generate consumer demand through online advertising and email marketing; The Company will help small businesses fulfill demand by engaging with targeted consumers who have expressed demand for their products or services.

Engagement of Consumers

Consumers enroll for free and may be drawn to our platform because our digital media videos provide a visual of the products and services before making their purchase. Generating a visual experience from the small businesses before making their purchase helps consumers the best small businesses for their everyday needs. The digital media platform is free, easy to use and has broad demographic appeal, serving small business communities in the United States. Digital client reviews are core component to the Company’s experience and a critical component of differentiation from competing services. The twenty second positive or negative reviews on our digital network database from which consumers can draw relevant information about how and where to spend money locally from other clients.

Marketing to Small Business Sector

We believe that the market sector will engage in our digital media platform due to the desire for small businesses owners to generate revenues and grow their business. The digital media platform support small business communities in their local markets in which we operate. This creates a social media environment that is conducive for clients to watch the videos before purchasing the digital coupon, to produce and digital review about their purchase and the small business. Our focus is on small businesses to establish their brand identity among their clients. To maintain their strong brand, we produce premium digital media videos and promote their clients digital reviews within majority of social networks. Our digital media platform will help people find small businesses to meet their everyday purchases. As more people use our platform, more of them will submit digital reviews. Each digital review that a user contributes helps expand the depth of the content on our digital media platform, in turn drawing in more consumers. This increase in consumer users and traffic improves our value to small businesses as they seek inexpensive, simple, and effective advertising solutions to target a large number of targeted consumers. Although we have a limited operating history and have not yet achieved profitability, this sector has a track record.

Growth Strategy

The Company intends to grow the digital media platform and interactive videos, which is the core components of our business strategy by focusing on the following key growth strategies: In villages, towns and cities, we may seek to increase the number of produced digital videos for small businesses, increase the number of client digital reviews post purchase, attract more users, and engage more small businesses. Initially our focus will be the Southeast region of the United States. When we identify a significant opportunity to continue expanding our footprint in new markets, we may expand into that market. We plan to continue to introduce new digital media and mobile marketing products for our content network as well as eating a mobile application for our client’s smart phones, tablets and mobile devices. We plan to introduce our digital content solutions on an internet television channels to promote small businesses. We plan to grow a sales force and expand our digital media videos and revenue generating products and services in order to reach more small businesses and increase revenues generated on our digital media network.

 Effect of Environmental Laws

The Company believes it is in compliance with the regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the company.

Available Information

The Company is a reporting company and complies with the requirements of the Exchange Act. The Company files quarterly and annual reports and other information with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov. Our annual reports filed as Form 10-K, quarterly reports filed as Form 10-Q, current reports filed as Form 8-K, and any amendments to these reports, will be made available, free of charge on the www.sec.gov website at as soon as reasonably practicable after we electronically file such reports with, or furnish them to the SEC. Our Corporate Governance Guidelines, and Code of Conduct will be made available free of charge soon as reasonably practicable, or by writing to our legal office at 7100 Biscayne Boulevard, Miami, Florida 33137. Attention: Chief Executive Officer.

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

Risks Associated with the Company’s Business

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. Some of these risks are:

●	We have a short operating history in a continuously evolving market sector. This makes it very difficult to evaluate our future business prospects and may increase the risk that we will not be successful;
●	We a have a short operating history and may never be able to implement our business plan or achieve sufficient revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.
●	We are subject to all of the risks inherent in a development stage company. In particular, potential investors should be aware that we have not proven that we can raise sufficient capital in the public and/or private markets; have access to a line of credit in the institutional lending marketplace for the expansion of our business; respond effectively to competitive pressures; or recruit and build a management team to accomplish our business plan.
●	We have incurred significant operating losses in the past and current year to date and we may not be able to generate sufficient revenue to achieve or maintain profitability, particularly given our ongoing sales and marketing expenses. Any revenue growth or revenue growth rate will likely not be sustainable, and a failure to maintain an adequate revenue growth rate will adversely affect our results of operations and business;
●	If we fail to generate and maintain sufficient high quality content from our users, we will be unable to provide consumers with the information they are looking for, which could negatively impact our traffic and revenue;
●	We will rely on traffic to our website from search engines like Bing, Google and Yahoo!. Some of these search engines offer products and services that compete directly with our solutions. If our digital media network and our website fails to rank prominently in unpaid search results, the traffic to our digital media network and our website could decline and our business would be adversely affected;
●	Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of users and small business clients, or our ability to increase the frequency with which they use our solutions;
●	If our technology filters helpful content or fails to filter unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products, and our business could suffer;
●	If we fail to maintain and expand our base of small business clients, our revenue and our business will be harmed. If we fail to expand effectively into new markets, our revenue and our business will be harmed;
●	If we are not successful in developing solutions that generate revenue from future mobile application or if those solutions are not widely adopted, our results of operations and our business could be adversely affected;
●	Negative publicity about our company, including allegations of improper business practices or sales tactics or of manipulation of digital reviews, or complaints regarding our filtering technology could diminish confidence in and use of our solutions, which would adversely affect our results of operations and business;
●	Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories; and
●	The class structure of our common stock has the effect of concentrating voting control with stockholders who held our stock, including our founders, directors, executive officers and employees and their affiliates, and limiting the ability to influence corporate matters.

There is substantial doubt about our ability to continue as a going concern

At December 31, 2014 we had not yet achieved profitable operations, have incurred losses since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods described above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have a short operating history in an evolving market sector that may not develop as forecasted or expected, if at all. This short operating history makes it difficult to assess our short term or long term future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry. These risks and difficulties include our ability to, among other things:

●	increase the number of users of our digital media network, our mobile application and our website, the number of digital reviews and other content on our platform and our revenue;
●	continue to earn and preserve a reputation for providing meaningful and reliable digital videos for small businesses;
●	Monetize any mobile app that we may develop;
●	manage, measure and demonstrate the effectiveness of our digital media network, attract and retain new advertising clients, many of small businesses which may only have limited or no online digital media or advertising experience;
●	Successfully to compete with existing and future providers of other forms of traditional and online advertising;
●	Successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;
●	successfully expand our business in new and existing markets, develop and deploy new products;
●	successfully to avoid disruptions in our service;
●	develop scalable, high-performance digital media technology infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and products;
●	ability to hire, integrate and retain talented sales and other personnel;
●	Effectively manage rapid growth in our sales force, personnel and operations; and effectively partner with other companies.

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

Since our inception, we have incurred significant operating losses, and, as of December 31, 2014, we had an accumulated deficit of approximately $4,299,669. Although we forecast that our potential revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major markets. You should not rely on the revenue run rate of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

●	sales and marketing and product and feature development;
●	our technology infrastructure;
●	strategic opportunities, including commercial relationships and acquisitions; and
●	General administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we are unable to maintain adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

The Company currently has generated limited revenue and will need to raise additional capital to operate its business.

To date, the Company has generated limited revenues. Since our inception, we have incurred significant operating losses, and, as of December 31, 2014, we had an accumulated deficit of approximately $4,299,669. Although we forecast that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major markets. You should not rely on the revenue run rate of any prior quarterly or annual period as an indication of our future performance. However, changes may occur that would exhaust its available capital before it is successful in its efforts to raise capital to operate its business. The Company will be required to seek additional sources of financing, which may not be available on favorable terms, if at all. If the Company does not succeed in raising additional funds in a timely manner and on acceptable terms. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on the Company’s stockholders.

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

We have developed a brand that we believe contributes to the success of our business. Maintaining, protecting and enhancing our “Digital Media” brand is critical to expanding our small business clients, our users and small business clients and increasing the frequency with which they use our digital media platform. We depend largely on our ability to maintain of small businesses and clients in our digital media platform, our website and mobile app, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

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

Viewpon has issued us an exclusive worldwide license to utilize their digital media platform. We rely on this platform for almost all of our business activities including mapping functionality and software solutions. If Viewpon experiences operational or financial difficulties, our business operations will be adversely impacted. This will make it difficult for us to operate some aspects of our business, which could damage our reputation. If Viewpon were to cease operations or fail to maintain its digital media platform, we will experience significant disruption in our business operations. As a result, we could suffer increased costs and delays in our ability to provide consumers and small business clients with digital media videos until an equivalent provider could be found. If we are unsuccessful finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or ineffectively manage these relationships, it could have an adverse impact on our business and operations.

We expect a number of factors to cause our operating results to fluctuate on a short term basis, specifically to monthly, quarterly and an annual basis. This would make it very difficult to predict our future performance on a monthly, quarterly and annual basis.

Our operating results could vary significantly monthly, quarterly and annually due to a variety of factors, many of which are outside of our control. Comparing our operating results on a period-to-period basis may not be meaningful. Other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include our ability to accurately forecast revenue and appropriately plan our expenses; attracting new small businesses and retaining existing clients, changes in search engine placement and prominence, increased competition in our business; enter new markets; worldwide economic conditions, maintaining an adequate rate of growth traffic to our website and mobile app; adjusting to changes in technology; success of our sales and marketing efforts; changes in government regulation affecting our business; interruptions in service and any related impact on our reputation; the attraction and retention of qualified employees and key personnel; ability to choose and effectively manage third-party service providers; effectiveness of our internal controls; and changes in consumer behavior with respect to our digital media technology among local businesses.

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

Our digital media platform and its products may be deemed digital coupon gift certificates, store gift cards, general-use prepaid cards or other vouchers, or “gift cards”, subject to, among other laws, the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (“Credit CARD Act of 2009”) and similar federal, state laws. Many of these laws include specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, the Credit CARD Act of 2009 requires that gift cards expire no earlier than five years after their issue. The Company’s digital coupons are comprised of two components: (i) the purchase value, which is the amount paid by the purchaser and which does not expire, and (ii) the promotional value, which is the remaining value for which can be redeemed during a limited period, which typically ends one year after the date of purchase. If, contrary to our belief, the Credit CARD Act of 2009 and similar state laws were held to apply to the promotional value component of digital coupons, consumers would be entitled to redeem the promotional value component for up to five years after their issue, and we could face liability for redemption periods that are less than five years. Various companies that provide deal products similar to ours are currently defendants in purported class action lawsuits that have been filed in federal and state court claiming that their deal products are subject to the Credit CARD Act of 2009 and various state laws governing gift cards and that the defendants have violated these laws as a result of expiration dates and other restrictions they have placed on their deals. Similar lawsuits have been filed in other locations in which we plan to sell our digital coupons, such as the Canadian province of Ontario, alleging similar violations of provincial legislation governing gift cards. The application of various other laws and regulations to our products, and particularly our digital coupons, is uncertain. These include laws and regulations pertaining to unclaimed and abandoned property, partial redemption, refunds, revenue-sharing restrictions on certain trade groups and professions, sales and other local taxes and the sale of alcoholic beverages. For example, although it is the responsibility of merchants to redeem or refund unexpired digital coupons that they offer through our platform, the law might be interpreted to require that we redeem or refund them. Because merchants alone, and not the Company, are in a position to track the redemption of Digital Coupons, we may not be able to comply with such a requirement without substantial and potentially costly changes to our infrastructure and business practices. In addition, we may become, or be determined to be, subject to federal, state or laws regulating money transmitters or aimed at preventing money laundering or terrorist financing, including the Bank Secrecy Act, the USA PATRIOT Act and other similar future laws or regulations. If we become subject to claims or are required to alter our business practices as a result of current or future laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, fines, judgments or settlements could harm our business.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing us secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

None.

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

2013	High	Low
First Quarter	$0.30	$0.12
Second Quarter	$0.13	$0.10
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.20	$0.08

2014	High	Low
First Quarter	$0.75	$0.20
Second Quarter	$0.75	$0.30
Third Quarter	$1.00	$0.30
Fourth Quarter	$0.30	$0.25

2015	High	Low
First Quarter	$0.30	$0.16
Second Quarter	$0.18	$0.05
Third Quarter	$0.06	$0.05
Fourth Quarter	$0.06	$0.05

2016 (Through August 17, 2016)	High	Low
First Quarter	$0.07	$0.05
Second Quarter	$0.10	$0.05
Third Quarter	$0.06	$0.06

B. HOLDERS

As of December 31, 2014 there were approximately 143 shareholders of record of our Common Stock. Our transfer agent is Pacific Stock Transfer Company. Their mailing address is 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119.

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

The Company issued 400,000 shares of common stock to Mark Teitelbaum, in connection with the issuance of a $25,000 dated November 6, 2013.

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

On December 20, 2013 the Company issued 1,300,000 shares of restricted stock to Viewpon Holdings, Inc. in exchange for the purchase of inventory from Viewpon Holdings, Inc. The fair value of inventory has been assessed at $68,994.

On March 15, 2014, The Company issued 300,000 shares of common stock for consulting services. The shares were issued to AudioEye, Inc., an unaffiliated third party. AudioEye provided us with assistance in building out our technology platform.

On April 22, 2014, the Company issued 950,000 shares of common stock for consulting services regarding the Company’s expansion of the digital media platform.

On May 20, 2014, the Company issued 750,000 shares of common stock for consulting services regarding the Company’s expansion of the digital media platform.

On July 21, 2014, The Company issued 900,000 restricted shares of common stock for financial communication, public relations and advisory services.

On July 21, 2014, The Company issued 500,000 restricted shares of common stock for legal services and advisory services.

On October 29, 2014, The Company issued 300,000 restricted shares of common stock for intellectual property technology regarding digital media and voice activation digital coupons services. The shares were issued to AudioEye, Inc., an unaffiliated third party. AudioEye provided us with assistance in building out our technology platform.

On December 31, 2014, The Company issued 600,000 restricted shares of common stock for intellectual property technology regarding digital media and voice activation digital coupons services. The shares were issued to AudioEye, Inc., an unaffiliated third party. AudioEye provided us with assistance in building out our technology platform.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2014.

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

The Company is a marketing and media company that will provide digital media marketing, social and mobile marketing, strategic media planning and other specialty communications services. The Company will provide customers with digital, mobile, social and video content productions to promote small businesses to their clients by providing digital coupons as interactive experiences between clients and the small business community. The Company has entered into a licensing agreement with Viewpon Holdings to market and sell products and services developed by Viewpon’s digital marketing platform. The licensing agreement grants to The Company the exclusive rights to utilize this platform to implement its business strategy. References throughout this business disclosure to “our digital media platform” refer to the digital media platform developed by Viewpon.

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

The Company’s website is located at www.betamusicgroupinc.com.

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

Viewpon is a lifestyle entertainment show and online listing services website that features small businesses and stories across San Francisco and the Pacific Northwest. From the coolest places to stay, play and dine, Viewpon takes viewers on a tour of all that is best in the area where they live. Viewpon’s television show and digital video content website highlights small businesses and fun things to do your area and then offers those experiences at a discount. Viewpon’s television show drives customers to our website where customers can view digital videos of all of our small business clients.

Sideshow Entertainment is a full service television and video production company producing original, non-scripted programming. Founded in San Francisco in 2007, by President and Executive Producer Michael Orkin, Sideshow Entertainment has produced reality-based programming featuring home makeovers, real estate, home brewing, infomercials and even a game show. Sideshow Entertainment has partnered with high profile companies such as IKEA, Kelly Moore Paints, Big O Tires and Miller/Coors. Sideshow Entertainment prides itself in being able to help such high profile companies turn “branding” into compelling television.

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

We estimate that the costs and expenses that we will incur over the next twelve months will be approximately $120,000. We have no commitment to provide either debt or equity financing to meet these expenses nor there any assurance that we will secure sufficient funds to fund these operations. If we do not secure sufficient financing, we will not be able to fully implement our business strategy.

The Company will increase its revenue generating streams through the creation of an interactive digital media platform that combine e-commerce with mobile-commerce solutions to connect small business with their clients, to act as social conduits or virtual meeting places for clients to engage and purchase both products and services. These social conduit platforms can also be utilized and distributed across the broader base through social media menu of products.

Until such time as we have sufficient revenues to hire web page developers, computer programmers and videographers, we will contract out these services to third party providers. We do not anticipate any problem securing contractors to provide these services.

We estimate that the costs and expenses that we will incur over the next twelve months will be approximately $120,000. We have no commitment to provide either debt or equity financing to meet these expenses nor there any assurance that we will secure sufficient funds to fund these operations. If we do not secure sufficient financing, we will not be able to fully implement our business strategy.

ChoiceTrade Acquisition:

On June 30, 2015, The Company and ChoiceTrade Holdings, Inc., a Puerto Rico corporation (“Choice”) executed a non-binding letter of intent to exchange at least a majority of the Company’s unregistered, unissued shares of common stock for all of the issued and outstanding shares of Choice. ChoiceTrade Holdings is the parent company of ChoiceTrade, an online broker. The final amount of the Company’s shares of common stock to be exchanged will be specified in a Share Exchange Agreement. The closing of the proposed Share Exchange Agreement will be conditioned upon the completion of a private offering of the Company’s securities in an amount and pursuant to terms reasonably approved by the Company. The closing is further conditioned on entry into an agreement and plan to spin-off of the Company’s current digital media business to the Company’s shareholders of record at a date, approved by the Company, prior to the closing of the Share Exchange Agreement. Following the closing of the Share Exchange Agreement, the intention is to continue Choice’s historical businesses, including changing the corporate name and replacing the Company’s Board of Directors with appointees of Choice and the former Choice shareholders are expected to own a controlling interest in the Company.

On May 2, 2016, The Company issued an 8-k to provide a corporate update to shareholders including the following: the Company is continuing to move forward with the June 30, 2015 executed a non-binding letter of intent to exchange at least a majority of the Company’s unregistered, unissued shares of common stock for all of the issued and outstanding shares of Choice. Since signing the Letter of Intent, Choice has spent a substantial amount of time to prepare for the expansion of their operations in the international markets. Choice has also spent capital on the continued development of their owned software technology including web-based front-end and back-end routing engines. The web-based front-end is mobile-enabled that is easily translated into foreign languages to support Choice’s proposed expansion into China and other international markets. Choice anticipates the development of their technology and proprietary new account processing software will allow for high volume of new accounts to be opened at low cost for new customers from China and other international markets. Choice expects that its cloud-based infrastructure will be quickly and inexpensively scalable to accommodate thousands of new customers and trades. After completing the Share Exchange Agreement, the intention is to continue Choice’s historical business, including changing the corporate name and replacing the Company’s Board of Directors with appointees of Choice and former Choice shareholders are expected to own a controlling interest in the Company. The Company is in the process of engaging corporate counsel to domicile the Company’s corporate headquarters from Florida to Puerto Rico. The Company anticipates that corporate tax structure and other economic benefits of Puerto Rico along with Choice expansion into China and international markets will provide increased value for our shareholders.

ChoiceTrade Operations:

ChoiceTrade Holdings is the parent company of ChoiceTrade, an online broker. ChoiceTrade is an award winning on-line discount broker that has received six 4-star ratings from the Annual Broker Survey of Best On-line Brokers published by Barron’s magazine. Their platform received high ratings for trader experience, trade technology and usability. Choice is headquartered in central New Jersey and their management team includes individuals with extensive experience in the securities industry. Choice is an advanced-technology securities brokerage firm that has been in business since 2000 and caters to active, self-directed traders. Choice is committed to making available the most state-of-the-art tools to provide their customers the best opportunities for realizing success in their trading strategies. Each trading platform that Choice offers is geared toward a specific trading style. The Choice trading applications provides solutions to the needs of its customers by offering basic web trading applications centered on ease of use and low costs and a technology system that enhances their trading experience complete with the necessary tools for making informed decisions. Choice strives to provide its customers with the benefits, conveniences and services that exceed the commissions paid at levels of their trading sophistication. ChoiceTrade’s trading products addresses the essential components of efficiency, versatility and leading edge capability coupled with discounted commissions and customer-centric focus. ChoiceTrade is registered with the Securities and Exchange Commission, a member of NYSE Arca, the BATS Exchange and the Securities Investor Protection Corporation.

ChoiceTrade received a total of six four-star ratings from the Annual Broker Survey published by Barron’s Magazine., a respected investment magazine that has conducted an online broker survey for sixteen years. ChoiceTrade was mentioned for Trade Experience, Trade Technology and Usability having experienced year-over-year gains in each of these areas. It has been featured as “Best for International Traders” by introducing its new version 2.0 of its online Web site. ChoiceTrade set a new standard for usability by offering a plug-in free Web site (iPad friendly) that is easy to use and fast. In their early years, ChoiceTrade concentrated on supplying services primarily to active stock traders. As a result of this top-of-the pyramid strategy, customer counts were relatively low, and average trades per client were relatively high, when compared to other brokerage firms. In 2014, the company elected to re-position itself to appeal to the options market, the fastest growing segment of U.S markets. It added several features coveted by option traders to its redesigned Web site and sharpened its focus on this market segment. This effort has dramatically increased the rate of option customer acquisitions and led to higher gross margins, since option trades carry a higher commission than equity trades. The company’s commission per option contract is significantly less than its larger competitors, and even with this low commission, the company is profitable.

ChoiceTrade has six sources of revenue including commissions from securities transactions, revenue from interest on margin loans, revenue from data subscription and platform trading services, revenues for order flow, revenue from interest on free cash and assets held in customer accounts and revenues from other administrative fees. ChoiceTrade owns its core trading technology and trading software that has been developed over ten years and includes a highly-scalable trade server software, back-office administrative system, two Web-based trading sites, and risk management middleware which are proprietary to the firm. ChoiceTrade provides its customers with online trading services backed by full customer service support. It offers customers a choice of trading platforms ranging from convenient, utilitarian Web-based platforms to feature-rich software-based trading platforms.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2014 AS COMPARED TO DECEMBER 31, 2013.

REVENUES:

We recognized revenue of $50,000 during the year ended December 31, 2014 compared to $18,000 revenues in 2013. The increase in revenue is primarily due to consulting services we provided.as a result of our entry into the digital media business. The revenues represent services provided by us to a client looking to expand their business We provided marketing and consulting advice, designed a web page.

OPERATING UPDATE:

General and administrative expenses for the years ended 2014 and 2013 totaled $1,791,659 and $284,118 respectively.

Our Net Losses for the years ended December 31, 2014 and 2013 totaled $2,380,554 and $1,869,115.

The increase in net losses is primarily due to the non-operating expense of $480,000 related to derivative liabilities, $1,507,541 related to operating expenses and $159,385 related to interest expenses regarding the initial expansion of digital media business.

LIQUIDITY AND CAPITAL RESOURCES:

ASSETS AND LIABILITIES

At December 31, 2014, we had cash totaling $4,895, fixed assets of $3,045 which represented our assets. At December 31, 2013 we had cash totaling $1,174, accounts receivable of $18,000, inventory assets of $68,994, fixed assets of $3,000 which represented our assets.

Our total assets were $7,940 at December 31, 2014. Our total assets were $91,168 at December 31, 2013.

Our liabilities at December 31, 2014 totaled $522,356 of which $181,246 is attributable to notes payable, $188,588 is accounts payable, $53,523 is related party payables, $98,999 is accrued liabilities and $0 is salary payable and $0 is derivative liability. At December 31, 2013 our liabilities totaled $1,429,722 of which $41,986 is attributable to notes payable, $48,044 is accounts payable, $69,200 is salary payable and $1,270,492 is derivative liability.

We had a working capital deficit at December 31, 2014 of $517,461 compared to working capital deficit at December 31, 2013 of $1,374,507.

The change in our working capital deficit is primarily due to the increase in derivative liability, the increase in notes payables, the acquisition of inventory and revenues regarding initial expansion of digital media business of our operations. We do not have sufficient revenues and operating profits to satisfy our ongoing liabilities. Unless we secure equity or debt financing, of which there can be, no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements have been examined to the extent indicated in their reports by Malone Bailey LLP and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Mr. Ennis, our chief executive officer and chief financial officer, has reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2014 and, based on his evaluation, has concluded that the disclosure controls and procedures were not effective due to material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting were not effective for the purposes for which it is intended. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of December 31, 2014:

●	Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

●	Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effective segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE GOVERNANCE.

We have one director. We do not have an audit committee, compensation committee or nominating committee. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the Company’s current directors and executive officers:

Name	Age	Position with the Company	Date of Appointment
Jim Ennis	46	President, Chief Executive Officer, Director	October 31, 2013

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

COMMITTEES OF THE BOARD OF DIRECTORS

None.

TERMS OF OFFICE

Each director of the Company serves for a term of two years and until his successor is elected at the Company’s Annual Shareholders’ Meeting and is qualified, subject to removal in accordance with our by-laws. Each officer serves for a term of two years and until his successor is elected at a meeting of the Board of Directors and is qualified. Our officers are appointed by our board of directors and hold office until removed by our board of directors. On October 31, 2013, Mr. Edwin Mendlinger resigned from all positions with the Company. On October 31, 2013 The Board of Directors of the Company accepted the appointment of Mr. Jim Ennis as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summaries the compensation paid to the following persons:

a)	Our principle executive officer for year ended December 31, 2013.
b)	Our principle executive officer for year ended December 31, 2014.

who will collectively be referred to as the named executive officers of the Company, and are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jim Ennis CEO	2014	$180,000	$0	$0	$0	$0	$0	$180,000
	2013	$180,000	$0	$0	$0	$0	$0	$180,000

[1]	Compensation is deferred based on working capital conditions of The Company. Bonuses minimum of 25% of salary and is deferred based on working capital conditions of The Company. No Bonus has been paid.

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

Compensation of Directors

The Company may reimburse its directors for expenses incurred in connection with attending board meetings. The Company has not paid any director’s fees or other cash compensation for services rendered as a director since our inception to the date of this filing. The Company has no formal plan for compensating its directors for their service in their capacity as directors.

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

Director Independence

For purposes of determining director independence, The Company has applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Mr. Ennis is not an independent director because he is also an executive officer of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2013 with respect to the beneficial ownership of the Company’s Common Stock by:

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of December 31, 2014 by: (i) each of its directors; (ii) each of its named executive officers; and (iii) each person or group known by the Company that beneficially own more than 5% of its outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Jim Ennis 7100 Biscayne Blvd. Miami FL 33138	Common	29,389,895	39.9%
All Officers, Directors and 5% Owners as a Group		29,389,895	39.9%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2)	Based on 73,657,506 issued and outstanding shares of common stock as of December 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed for professional services rendered were $40,000 and $20,000 for 2014 and 2013 respectively.

AUDIT RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fee.” There were $40,000 and $20,000 such fees billed for the fiscal year ended December 31, 2014 and 2013 respectively.

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2014 and 2013.

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

Mr. Ennis discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. Mr. Ennis reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2014 and 2013 with the independent auditors. As the Company’s sole officer and director, he has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors Mr. Ennis approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2014, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2014 and 2013

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Index to Exhibits

3	Articles of Incorporation
4.	Bylaws
5.	Subsidiaries of Registrant
10.1	Share Exchange Agreement Between Beta Music Group, Inc. and USave Acquisitions, Inc. dated October 31, 2013
10.2	Stock Purchase Agreement between Beta Music Group, Inc. EVG Media, Inc. dated November 4, 2013
10.3	Employment Agreement between Jim Ennis and USAVE Acquisitions, Inc. dated January 5, 2013

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

* To be submitted by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA MUSIC GROUP, INC.

By:	/s/ Jim Ennis	Date: September 1, 2016
Jim Ennis
CEO/CFO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Ennis	Date: September 1, 2016
Jim Ennis
CEO/CFO and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Beta Music Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Beta Music Group, Inc. and its subsidiaries (collectively the Company”) as of December 31, 2014 and 2013 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2014, and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beta Music Group, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the results of their consolidated operations and their cash flows for the year ended December 31, 2014, and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

September 1, 2016

BETA MUSIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

Assets
Current Assets:
Cash	$4,895	$1,174
Accounts Receivable	—	18,000
Inventory	—	36,041
Total Current Assets	4,895	55,215

Other Assets:
Inventory - noncurrent	—	32,953
Fixed Assets, net	3,045	3,000
Total Assets	$7,940	$91,168

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$188,588	$48,044
Accrued liabilities	98,999	—
Related Party Payables	53,523	—
Salary payable	—	69,200
Notes payable, net of discount of $0 and $9,771, respectively	26,000	16,229
Convertible notes payable, net of discount of $0 and $129,489 respectively	155,246	25,757
Derivative liability	—	1,270,492
Total Liabilities	522,356	1,429,722

Stockholders’ (Deficit)
Series A Super Voting Preferred Stock, $.01 par value 5,100,000 authorized and 5,100,000 issued and outstanding as of December 31, 2014 and 2013	51,000	51,000
Blank Check Preferred Stock, $.01 par value 4,900,000 authorized and 0 issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $.01 par value 290,000,000 authorized and 73,657,505 and 65,057,505 issued and outstanding as of December 31, 2014 and 2013, respectively	736,575	650,575

Additional paid in capital	2,997,678	(121,014)
Accumulated deficit	(4,299,669)	(1,919,115)
Total Stockholders’ Deficit	(514,416)	(1,338,554)

Total Liabilities and Stockholders’ Deficit	$7,940	$91,168

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

BETA MUSIC GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Revenue	$50,000	$18,000
Impairment on business acquisition	204,460	—
General administrative expenses	1,587,199	284,118

Net loss from operations	(1,741,659)	(266,118)

Other income (expenses):
Other Income	490	—
Interest Expense, net	(159,385)	(134,475)
Loss on derivative liability	(480,000)	(1,468,522)

Net Loss	$(2,380,554)	$(1,869,115)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.09)
Basic and Diluted Weighted Average
Common Shares Outstanding	69,155,313	21,642,474

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

BETA MUSIC GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Series A Super Voting Preferred Stock Shares	Series A Super Voting Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2012	—	—	36,000	360	(360)	(50,000)	(50,000)

Cancellation of shares	—	—	(36,000)	(360)	360	—	—
Shares issued to Founders – USave Acquisitions, Inc.	—	—	43,444,865	434,449	(434,449)	—	—
Shares issued to Founders – EVG Media, Inc.	—	—	14,211,676	142,117	(142,117)	—	—
Reverse merger adjustment	—	—	2,843,639	28,436	(182,024)	—	(153,588)
Stock issued in conjunction with debt	—	—	800,000	8,000	11,543	—	19,543
Stock issued to acquire inventory	—	—	1,300,000	13,000	55,994	—	68,994
Stock issued for debt conversion	—	—	2,457,325	24,573	73,720	—	98,293
Preferred stock issued for accrued salary	5,100,000	51,000	—	—	54,000	—	105,000
Reclassification of derivative Liabilities to additional paid in capital	—	—	—	—	442,319	—	442,319
Net Loss	—	—	—	—	—	(1,869,115)	(1,869,115)
Balance, December 31, 2013	5,100,000	51,000	65,057,505	650,575	(121,014)	(1,919,115)	(1,338,554)

Shares issued for services	—	—	4,300,000	43,000	1,187,000	—	1,230,000
Shares issued for exercise of warrant	—	—	2,400,000	24,000	(24,000)	—	—
Stock issued to acquire company	—	—	1,900,000	19,000	(19,000)	—	—
Reclassification of derivative Liabilities to additional paid in capital	—	—	—	—	1,750,492	—	1,750,492
Capital Contribution from CEO	—	—	—	—	224,200		224,200
Net Loss	—	—	—	—	—	(2,380,554)	(2,380,554)
Balance, December 31, 2014	5,100,000	51,000	73,657,505	736,575	2,997,678	(4,299,669)	(514,416)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

BETA MUSIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Operating Activities:
Net loss	$(2,380,554)	$(1,869,115)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expenses	1,522	—
Impairment on business acquisition	204,460	—
Loss on inventory write off	68,994	—
Amortization of debt discount	139,260	133,822
Note issued in consideration of assignment of debts	—	1,000
Acquisition expense	—	100,000
Loss on derivative liabilities	480,000	1,468,522
Stock issued for service	1,230,000	—
Changes in operating assets and liabilities:
Accounts receivable	18,000	(18,000)
Accounts payable	23,096	(8,631)
Related parties payables	23,278	—
Accrued expenses	175,125	177,528
Net Cash Used by Operating Activities	(16,819)	(14,874)
Investing Activities
Cash proceeds from reverse merger	—	298
Cash proceeds from business acquisition	845	—
Net Cash Provided by Investing Activities	845	298
Financing Activities:
Repayments from related party	(19,375)	—
Borrowings from related party	39,070	—
Proceeds from convertible notes payable	—	15,750
Net Cash Provided by Financing Activities	19,695	15,750
Net Increase (Decrease) in Cash	3,721	1,174
Cash at Beginning of Period	1,174	—
Cash at End of Period	$4,895	$1,174

Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Non-cash Transactions
Reverse merger adjustment	$—	$153,886
Capital contribution from CEO	$224,200	$—
Business acquisition, net assets acquired	$(204,460)	$—
Fixed assets purchased on account	$—	$3,000
Stock issued to purchase inventory	$—	$68,994
Debt Discount recorded for derivative liabilities	$—	$244,289
Stock issued in conjunction with debt	$—	$19,543
Stock issuance for cashless exercise of warrants	$24,000	$—
Stock issued for debt conversion	$—	$98,293
Preferred stock issued for accrued salary	$—	$105,000
Reclassification of derivative Liabilities to additional paid in capital	$1,750,492	$442,319

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

Viewpon.

Management has determined that the most expedient way to achieve its goals is for the Company to purchase Viewpon Holdings, Inc. On June 27, 2014, The Company entered into a Share Exchange Agreement providing for the acquisition by the Company of all of the outstanding capital stock of Viewpon Holdings, Inc. a company formed under the laws of Delaware, from the shareholders of Viewpon in exchange for the issuance of up to 1,900,000 shares common stock of the Company payable upon closing. Viewpon Holdings, Inc. owns and operates two subsidiaries, Viewpon and Sideshow Entertainment.

NOTE 2: GOING CONCERN CONSIDERATION

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has negative working capital and incurred cumulative net losses since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries EVG Media, Inc., Viewpon Holdings, Inc. USave Acquisitions, Inc., USaveCT, Inc. and USaveNJ, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for all periods presented and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

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

INVENTORY

Inventories are valued at the lower of cost or market using the first in first out method. Inventory consists of digital coupons. The Company writes down its inventory to the lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. As a result, during the year ended December 31, 2014, the Company wrote-off the inventory asset of $68,994.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014 and 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
December 31, 2014
Derivative liability			$0	$0

December 31, 2013
Derivative liability	—	—	$1,270,492	$1,270,492

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2014 and 2013, there was no uninsured cash. Other financial instruments include notes payable and amounts due to related parties for wages and advances. Due to the short-term maturity of these obligations and the stated interest rates on notes payable, the carrying value of these instruments represent their fair value.

REVENUE RECOGNITION

Revenues are recognized when all of the following have been met:

●	Persuasive evidence of an arrangement exits.
●	Delivery or services has been performed.
●	The customer fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties.
●	Collectability is probable.

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

INCOME (LOSS) PER SHARE

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2014 and December 31, 2013 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

EMPLOYEE STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

NON-EMPLOYEE STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

NOTE 4: SALARY PAYABLE DUE

On January 5, 2013, USAVE entered into an executive agreement its Chief Executive Officer, Jim Ennis. The agreement is for an initial term of 5 years, and provides for monthly compensation in the amount of $15,000. The executive shall receive bonus each year and shall be paid based on the performance of the Company each year ending December 31. The Bonus will be a minimum of 25% but not exceed 75% of Annual Salary. During the year ended December 31, 2014, $224,200 of salary was forgiven by the Chief Executive Officer and was recorded as contribution to equity. As of December 31, 2014 and December 31, 2013, the Chief Executive Officer is due a total of $0, and $69,200 respectively, which is comprised of accrued salary expense that is unpaid and deferred based on the working capital conditions of the Company.

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

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Beta Music Group Inc., with USAVE and EVG are considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 43,444,865 and 500,000 shares issued to the shareholders of USAVE and EVG in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented and net assets of ($153,588) and 2,843,639of the Company minority shareholders was recorded as reverse merger adjustment.

NOTE 6: RELATED PARTY TRANSACTIONS

Related Party Debt

During the year end December 31, 2014, the Company received $39,070 of working capital infusion from its Chief Executive Officer and $19,375 was repaid by year end. As of December 31, 2014, the total related party notes with its Chief Executive Officer are $19,695, bore interest at 0% and are due on demand.

Accounts payable – related parties

On June 27, 2014, the Company assumed $10,550 of accounts payable from related parties through business acquisition. The outstanding balance is $33,828 outstanding as of December 31, 2014.

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

Alone with the above assignment, the Company issued a promissory note of $1,000 to the original debt holder for no further consideration. This note is accounted for as interest expense. 400,000 shares of the Company common stock were issued in conjunction with the promissory note, which resulted in a debt discount of $986. As of December 31, 2013, the unamortized discount is $493. During the year ended December 31, 2014, the Company amortize the remaining discount of $493.

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

On October 23, 2013, EVG issued a promissory note of $25,000 and a convertible note of $75,000 to finance a private purchase of 13,711,676 shares of the Company common stock. The $25,000 promissory note accrues at 10% interest, is payable on May 15, 2014. 400,000 shares of the Company common stock were issued in conjunction with the promissory note, which resulted in a debt discount of $18,557. As of December 31, 2013, the unamortized discount is $9,278. During the year ended December 31, 2014, the Company amortize the remaining discount of $9,278.

At December 31, 2013 the Company had notes payable from third parties with a balance of $16,229 net of discount of $9,771. At December 31, 2014, the Company had noted payable from third parties with a balance of $26,000 net of discount of $0.

The following table summarizes the notes payable outstanding as of December 31, 2014 and 2013:

	Principal	Less: Unamortized Discount	Net Carrying Value
“$1,000 promissory note”	1,000	(493)	507
“$25,000 promissory note”	25,000	(9,278)	15,722
Balance at December 31, 2013	26,000	(9,771)	16,229
“$1,000 promissory note”	$1,000	$(0)	$1,000
“$25,000 promissory note”	25,000	(0)	25,000
Balance at December 31, 2014	$26,000	$(0)	$26,000

As of December 31, 2014, all of the notes are default status.

NOTE 8: CONVERTIBLE NOTES

	Principal	Less: Unamortized Discount	Net Carrying Value
On October 31, 2013, principal amount of $109,500 and accrued interest of $11,272, a total of $120,772, was assigned by the original debt holder to another unrelated party. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. During the year ended December 31, 2013, the Company issued a total of 2,457,325 shares of common stock in connection with the conversion of $98,293 of the outstanding $120,772 principal amount. After the conversion, the remaining debt balance is $22,479. The Company accounted for the variable conversion feature as a discount of $120,772 to the convertible note. As of December 31, 2013, the debt balance is $3,629, net of discount of $18,850. There is no conversion as of December 31, 2014. On October 5, 2014, the Company amended the term of the note with no additional consideration. The conversion price was deemed to be not less than $0.02 per share after the amendment. During the year ended December 31, 2014, the amortization of debt discount is $18,850. As of December 31, 2014, the unamortized discount is $0.	$22,479	$0	$22,479

On October 31, 2013, principal amount of $30,000 and accrued interest of $2,767, a total of $32,767, was assigned by the original debt holder to another unrelated party. Upon assignment, the Company issued to the new debt holder a convertible note. The convertible note accrues at 10% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. The Company accounted for the variable conversion feature as a discount of $32,767 to the convertible note. As of December 31, 2013, the debt balance is $5,461, net of discount of $27,306. There is no conversion as of December 31, 2014. On October 5, 2014, the Company amended the term of the note with no additional consideration. The conversion price was deemed to be not less than $0.02 per share after the amendment. During the year ended December 31, 2014, the amortization of debt discount is $27,306. As of December 31, 2014, the unamortized discount is $0.	32,767	0	32,767

On October 23, 2013, EVG Media issued a promissory note of $25,000 and a convertible note of $75,000 to finance a private purchase of 13,711,676 shares of the Company common stock. The $75,000 convertible note accrues at 12% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. As of December 31, 2013, the debt balance is $12,500, net of discount of $62,500. There is no conversion as of December 31, 2014. On October 5, 2014, the Company amended the term of the note with no additional consideration. The conversion price was deemed to be not less than $0.02 per share after the amendment. During the year ended December 31, 2014, the amortization of debt discount is $62,500. As of December 31, 2014, the unamortized discount is $0.	75,000	0	75,000

On November 5, 2013, the Company issued a convertible note for principal amount of $25,000. The Company received $15,750 in cash, and the remaining $9,250 is accounted for as debt discount. The note accrues at 12% interest, is payable within 12 months, and contains a conversion feature which allows the principal balance to be converted into common stock of the Company. The conversion price is equal to 50% of the average of the lowest three trading prices among the 10 day trading period immediately prior to conversion date. The Company accounted for the variable conversion feature as a discount of $15,750 to the convertible note. As of December 31, 2013, the debt balance is $4,167, net of discount of $20,833. There is no conversion as of December 31, 2014. On October 5, 2014, the Company amended the term of the note with no additional consideration. The conversion price was deemed to be not less than $0.02 per share after the amendment. During the year ended December 31, 2014, the amortization of debt discount is $20,833. As of December 31, 2014, the unamortized discount is $0.	25,000	0	25,000

Balance as of December 31, 2014.	$155,246	$0	$155,246

As of December 31, 2014, all of the notes are in default status.

A total of 4,800,000 warrants were issued along with the convertible debt as mentioned above. The warrant has an exercise price equal to 50% of the average of the lowest three trading prices among the 10-day trading period immediately prior to conversion date and will expire on October 31, 2018. See valuation in note 9. On June 26, 2014, the warrants were exercised on a cashless basis and the Company issued 2,400,000 restricted shares of common stock in total for full settlement of the warrants. There are no outstanding warrants at December 31, 2014.

The following table summarizes information about outstanding warrants at December 31, 2014:

	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Intrinsic Value
Warrants outstanding as of December 31, 2012	—	—	—	—
Warrants granted	4,800,000	0.04	5.00	192,000
Warrants forfeited	—	—	—	—
Warrants outstanding as of December 31, 2013	4,800,000	$0.10	4.84	$480,000
Warrants exercised	(4,800,000)	$0.10	—	—
Warrants outstanding as of December 31, 2014	—	$—	—	$—

 The Company analyzed the conversion option of all the convertible debts. As discussed in Note 9, the Company considered derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. During 2014, the Company entered into agreement with the debt holders to set up the floor price for the conversion price, thus eliminated the derivative liabilities because the embedded conversion feature now has explicit limit to the number of shares to be delivered upon settlement.

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

On October 5, 2014 the Company and lender signed an agreement that the Conversion price shall be deemed to be “fair market value as mutually determined by the Issuer and the Holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes” not less than $0.02 per share Pursuant to 2.2 Conversion Price of the Notes listed above. On October 5, 2014, the derivative liability was re-valued to be $310,492, resulting no loss or gain to be recognized in earnings. Upon the amendment of the conversion price, the derivative liability of $310,492 was reclassified from liability to equity.

Warrants

On October 31, 2013, warrants to purchase 4,800,000 shares of the Company common stock were issued along with the convertible notes. As a result of the issuance of convertible debt, the conversion option of all other convertible instruments became tainted. Under ASC 815-15”Derivatives and Hedging”, all other tainted share settleable instruments must be reclassified from equity to liability. The conversion feature was measured at fair value at the date it became tainted and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the instruments was determined by using Black-Scholes option-pricing model, assuming maximum value.

The fair value of the warrants on issuance date was $384,000, resulting in a loss on derivative liability of $384,000. On December 31, 2013, the derivative liability was revalued to be $960,000, resulting in a loss of $576,000 to be recognized in earnings.

On June 26, 2014, the warrants were exercised on a cashless basis and the Company issued 2,400,000 restricted shares of common stock. There are no outstanding warrants at December 31, 2014.

On June 26, 2014, the derivative liability was revalued to be $1,440,000, resulting in a loss of $480,000 to be recognized in earnings. Upon exercise, the derivative liability of $1,440,000 was reclassified from liability to equity.

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2012	$—
Record derivative liability as debt discount	244,289
Change in fair value of derivative liability	1,468,522
Derivative liability re-class to equity	(442,319)
Balance at December 31, 2013	$1,270,492
Change in fair value of derivative liability	480,000
Reclassification from liability to additional paid in capital	(1,750,492)
Balance at December 31, 2014	$—

NOTE 10: VIEWPON ACQUISITION

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

The following preliminary table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Category	Totals
Cash	$845
Fixed assets	1,567

Accounts payable	$117,448
Accounts payable related parties	10,550
Accrued liabilities	78,874

Impairment on business acquisition	$204,460

Total purchase price	$-0-

The Company issued 1,900,000 shares of common stock valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $0 to shareholders of Viewpon Holdings, Inc. as consideration for Viewpon.

The assets acquired include cash and fixed assets with a fair value of $2,412. The liabilities acquired include accounts payables and other payables with a fair value of $206,872.

Since June 27, 2014, The Company evaluated the Viewpon and Sideshow Entertainment business. The revenues for Viewpon depend upon our ability to attract customers with the digital coupons they seek from small businesses digital videos to promote their digital coupons. As of December 31, 2014, the processes for customers purchasing digital coupons from the television shows, digital media network and audiovisual materials were ineffective. Therefore Company recognized an impairment loss of $204,460 as a result of the acquisition.

PRO FORMA FINANCIAL INFORMATION

The following unaudited consolidated pro forma information gives effect to the Viewpon acquisition as if this transaction had occurred at the beginning of each period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business bee completed at the beginning of each period presented, nor are they indicative of results that may occur in any future periods.

	For the Year Ended December 31, 2014
	Beta	Viewpon	Viewpon
	1/1/14-12/31/14	1/1/14-6/27/14	6/27/14-12/31/14	Pro Forma

Revenue	50,000	$16,262	$—	$66,262
Operating expenses	1,738,422	33,420	212,622	1,984,464
Other expenses	480,000	—	490	479,510

Net income (loss)	(2,168,422)	$(17,158)	$(212,132)	$(2,397,712)
Basic and diluted income (loss) per share				$(0.03)
Weighted average shares outstanding – basic and diluted				69,155,313

	For the Year Ended December 31, 2013
	Beta	Viewpon	Pro Forma

Revenue	$18,000	$488,328	$506,328
Operating expenses	284,118	263,761	547,879
Other expenses	1,602,997	425	1,603,422

Net income (loss)	$(1,869,115)	$224,142	$(1,644,973)
Basic and diluted income (loss) per share			$(0.08)
Weighted average shares outstanding – basic and diluted			21,642,474

NOTE 11: STOCKHOLDERS EQUITY

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

During the year ended December 31, 2013, in consideration of the note holders providing the Company a loan in the principal $1,000 and $25,000, the Company issued an aggregate of 800,000 common shares. The relative fair value of the share was $19,543 was recorded as debt discount and included in the notes payable on the consolidated balance sheets. The $19,543 will be amortized to interest expense over the term of the related notes.

On December 20, 2013, the Company issued 1,300,000 common shares to Viewpon Holdings, Inc. in exchange for the purchase of inventory from Viewpon Holdings, Inc. The fair value of inventory has been assessed at $68,994.

During the year ended December 31, 2013, convertible debt of $98,293 was converted into 2,457,325 common shares.

During the year ended December 31, 2014, the Company issued 4,300,000 shares of common stock to third parties for consulting services. The shares were valued at the market price of $1,230,000 on the respective date of issuance.

On June 26, 2014, the Company issued 2,400,000 shares of common stock for cashless exercise of warrants issued on October 31, 2013. See note 8.

On June 27, 2014, the Company issued 1,900,000 shares of common stock to shareholders of Viewpon Holdings, Inc. under a share exchange agreement. See note 10.

NOTE 12: CONCENTRATIONS

The Company had one major customer which generated 100% of its revenue in the fiscal year ended December 31, 2014. The Company had a separate major customer which generated 100% of its revenue in the fiscal year ended December 31, 2013, respectively. There were no similar revenues recognized after December 31, 2014 through September 1, 2016.

NOTE 13: INCOME TAXES

At December 31, 2014 and 2013 deferred tax assets consist of the following:

	December 31, 2014	December 31, 2013
Federal loss carryforwards	$225,198	$110,806
Less: valuation allowance	(225,198)	(110,806)
	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards. As of December 31, 2014 the effective tax rate is lower than the statutory rate due to net operating losses. The estimated net operating loss carry forwards of approximately $643,000 begin to expire in 2032 for both federal and state purposes.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The $643,000 estimate of net operating loss carryforward is calculated after we consider the effect of Section 382.

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

NOTE 15: SUBSEQUENT EVENTS

On July 15, 2015, the Company issued a promissory note to Jim Toolen in an amount of $10,000, interest rate 5% due to October 19, 2015. The Default interest rate is 5%. The Company also issued 995,000 restricted shares of common stock in accordance with the promissory note.

On August 5, 2015, the Company issued a promissory note to Kevin Golden in an amount of $3,000, interest rate 5% due to October 19, 2015. The Default interest rate is 10%. The Company also issued 600,000 restricted shares of common stock in accordance with the promissory note.

On August 19, 2015, the Company issued a promissory note to Alan Winston in an amount of $5,000, interest rate 5% due to October 19, 2015. The Default interest rate is 10%. The Company also issued 200,000 restricted shares of common stock in accordance with the promissory note.

On February 28, 2016, the Company engaged a consultancy services representative regarding counsel and advisory services regarding the digital media expansion and strategic growth initiatives of the Company’s activities. The term is month to month with a retainer of fee of $5,000 per month as well as 166,667 shares of restricted stock per month.

On June 6, 2016, the Company issued 1,400,000 shares of restricted common stock in for $25,000.

